Form 10-Q
period 1996-03-31
AG-CHEM EQUIPMENT CO INC
filed 1996-05-15
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

                        Commission File Number: 0-25360




                          AG-CHEM EQUIPMENT CO., INC.
             (Exact Name of Registrant as Specified in Its Charter)

          Minnesota                                     41-0872842
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)

                               5720 Smetana Drive
                        Minnetonka, Minnesota 55343-9688
                    (Address of Principal Executive Offices)

                                  (612)933-9006
              (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements of the past 90 days.

                             __X__ Yes   _____ No

         As of April 30, 1996, there were outstanding, 9,695,768 shares of the issuers' Common Stock, $.01 par value per share.



                                TABLE OF CONTENTS

                                                                         Page

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..........................................    1

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION.................    8

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............................   11

SIGNATURES.............................................................  S-1

EXHIBITS...............................................................  E-1




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars in Thousands)
(UNAUDITED)

                                                     March 31, September 30,
              ASSETS                                   1996       1995
              ------                                 --------   --------

CURRENT ASSETS:
Accounts receivable, less allowance for
  doubtful accounts of $371 and $334, respectively $ 28,562 $ 21,973 Notes receivable, current portion, and
  accrued interest receivable                           1,793      3,787
Notes receivable and accrued interest receivable
  from tax increment financing, current portion           221        132
Inventories (note 2)                                  104,379     75,836
Deferred income tax benefits                            4,301      3,371
Prepaid expenses and other current assets                 394        431
                                                     --------   --------
   Total current assets                               139,650    105,530

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION OF $20,111 AND $17,808 RESPECTIVELY      46,590     38,322

OTHER ASSETS:
Notes receivable, long-term portion                     3,397      4,807
Note receivable from tax increment financing,
   long-term portion                                      353        438
Bond funds held by trustees                               745        745
Intangible and other assets, net of accumulated
   amortization of $2,601 and $2,222 respectively       4,655      1,847
                                                     --------   --------
   Total other assets                                   9,150      7,837
                                                     --------   --------

Total assets                                         $195,390   $151,689
                                                     ========   ========



See accompanying condensed notes to consolidated financial statements.





CONSOLIDATED BALANCE SHEETS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars in Thousands)
(UNAUDITED)

                                                March 31,  September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY              1996          1995
- - ------------------------------------            ---------    ---------

CURRENT LIABILITIES:
Current installments of long-term debt          $  17,006    $     288
Note payable to bank                                 --          5,000
Accounts payable                                   25,025       18,803
Checks outstanding in excess of cash balances       1,943        2,623
Customer prepayments                                9,182        4,321
Accrued expenses (note 3)                          14,652       15,753
Deferred income                                     1,035          272
Accrued income taxes                                4,406        2,222
                                                ---------    ---------
Total current liabilities                          73,249       49,282


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS          67,894       57,105
                                                ---------    ---------

Total liabilities                                 141,143      106,387

MINORITY INTEREST IN SOIL TEQ, INC. (NOTE 6)         --            429

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value Authorized,
  40,000,000 shares; issued and
  outstanding, 9,695,768 and
  9,595,768 shares, respectively (note 5)              97           96

Additional paid-in capital                          2,699         --
Retained earnings                                  51,465       44,764
Foreign currency translation adjustment               (14)          13
                                                ---------    ---------
Total stockholders' equity                         54,247       44,873
                                                ---------    ---------
Total liabilities and stockholders' equity      $ 195,390    $ 151,689
                                                =========    =========


See accompanying condensed notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF EARNINGS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars in Thousands Except Per Share Amounts)
(UNAUDITED)

                                              Three Months Ended March 31,   Six Months Ended March 31,
                                                  1996           1995           1996            1995
                                               -----------    -----------    -----------    -----------
Net sales                                      $   101,385    $    95,485    $   146,336    $   127,050
Cost of sales                                       72,876         68,599        104,201         89,944
                                               -----------    -----------    -----------    -----------
Gross profit                                        28,509         26,886         42,135         37,106

Selling, general and administrative expenses        17,323         14,245         29,685         23,915
                                               -----------    -----------    -----------    -----------
Operating income                                    11,186         12,641         12,450         13,191

Other income (expense):
Other income                                           508            482          1,038            833
Interest expense                                    (1,339)          (539)        (2,574)        (1,095)
                                               -----------    -----------    -----------    -----------
   Earnings before income taxes                     10,355         12,584         10,914         12,929

Income tax expense                                   4,000          4,810          4,200          4,925
                                               -----------    -----------    -----------    -----------

Net earnings                                   $     6,355    $     7,774    $     6,714    $     8,004
                                               ===========    ===========    ===========    ===========

Earnings per share                             $      0.66    $      0.81    $      0.70    $      0.83
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding       9,695,768      9,597,412      9,647,966      9,612,272
                                               ===========    ===========    ===========    ===========




See accompanying condensed notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars In Thousands)
(UNAUDITED)

                                                    Six Months ended March 31,
                                                        1996        1995
                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                     $  6,714    $  8,004
ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
USED IN OPERATING ACTIVITIES:
Depreciation and amortization                            2,446       2,011
Gain on sale of assets                                     (13)       --
Minority interest in net earnings of Soil Teq, Inc.       --             4
Increase in deferred income tax benefits                  (930)       (484)
Changes in operating assets and liabilities:
     Accounts receivable                                (6,589)    (18,519)
     Operating notes receivable                          3,404         495
     Inventories                                       (28,543)     (5,973)
     Other current assets                                   37        (394)
     Accounts payable                                    6,222       2,004
     Customer prepayments and deferred income            5,624       9,758
     Accrued expenses                                   (1,101)     (2,990)
     Income taxes                                        2,184       4,397
                                                      --------    --------
  Cash used in operating activities                    (10,545)     (4,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of note and interest receivable
  from tax increment financing                              (4)         89
Purchase of property, plant and equipment               (8,216)     (3,489)
Decrease (Increase) in rental equipment                 (2,022)        624
Proceeds from sale of equipment                             13          11
Increase in other assets                                  (546)        (84)
Capital contributed by Soil Teq's minority owner          --           240
                                                      --------    --------
  Cash used in investing activities                    (10,775)     (3,639)


(continued on next page)


See accompanying condensed notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars In Thousands)
(UNAUDITED)


                                                    Six months ended March 31,
                                                        1996        1995
                                                      --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in checks outstanding in excess
 of cash balances                                         (680)      1,979
Proceeds from long-term borrowings                      33,462      27,830
Repayments of long-term borrowings                     (11,435)    (30,067)
Purchase of common stock                                  --          (438)
                                                      --------    --------
  Cash provided by (used in) financing activities       21,347        (696)

Foreign currency translation adjustment                    (27)       --
                                                      --------    --------

Net increase in cash                                      --          --
Cash at beginning of period                               --          --
                                                      --------    --------
Cash at end of period                                 $   --      $   --
                                                      ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                            $  1,567    $    670
  Income taxes                                        $  3,826    $    879



Supplemental disclosure of non-cash investing and financing activities:
On December 27, 1995, the Company acquired the minority interest in Soil Teq Inc. for 100,000 shares of the Company's common stock valued at $2,700 and a $480 promissory note.


See accompanying condensed notes to consolidated financial statements.



CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars In Thousands)
(UNAUDITED)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1995 included in the Company's annual report on Form 10-K. Results of the interim periods are not necessarily indicative of the results for an entire year.


(2)      INVENTORIES

         Inventories consist of the following:

                             March 31,   September 30,
                               1996         1995
                             ---------    ---------
         Finished goods      $  50,927    $  39,546
         Resale parts           20,209       13,996
         Work in process         9,020        6,661
         Raw materials          27,058       19,487
                             ---------    ---------
           Total               107,214       79,690
         Less LIFO reserve     (10,169)      (9,442)
                             ---------    ---------
           Total                97,045       70,248
         Used equipment          7,334        5,588
                             ---------    ---------
         Total inventories   $ 104,379    $  75,836
                             =========    =========

         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $10,169 at March 31, 1996 and $9,442 at September 30, 1995.


(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                March 31, September 30,
                                                  1996        1995
                                                -------     -------
         Compensation                           $ 6,822     $ 8,812
         Warranty                                   977       1,189
         Taxes other than income                  1,752       1,847
         Health insurance                         1,832       1,205
         Interest                                 1,335         901
         Other                                    1,934       1,799
                                                -------     -------
              Total                             $14,652     $15,753
                                                =======     =======



CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars In thousands)

         (UNAUDITED)

(4)      NOTES PAYABLE

         On October 10, 1995, the Company entered into a $15 million note agreement payable in seven annual payments of $2,143 commencing in April 1999, with interest payable semiannually at 7.25%. The agreement contains certain restrictive covenants as to additional borrowings and requires the Company to maintain certain financial ratios.

         In January 1996, the Company refinanced its line of credit agreement with three banks. The new line of credit agreements allow total borrowings of $45 million of which, $20 million is due in June 1996, and $25 million is payable in January 1999. Interest is payable quarterly at a rate which approximates the banks' reference rate. The agreements contain certain covenants which, among other things, restrict capital expenditures, cash dividends, mergers and acquisitions and require the Company to maintain certain financial ratios. The Company is required to pay a commitment fee of 0.125% to 0.375% on the unused portion of the lines of credit.

(5)      STOCKHOLDERS' EQUITY

         In May 1995, the Board of Directors declared a four-for-one stock split effected in the form of a stock dividend. Par value remained at $.01 per share. All share and per share amounts have been restated to retroactively reflect the stock split.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1995

         Consolidated net sales increased by $5,900 or 6.2 percent to $101,385 in the three-month period ended March 31, 1996 from the three-month period ended March 31, 1995. The increase was primarily due to a $11,472 increase in RoGator sales due to increased unit shipments. This increase was partially offset by a $7,177 decrease in sales of pre-emergence fertilization equipment due to decreased demand. Several factors have delayed customer purchases. For example, the shipment of grain from local elevators (often our customers) was inhibited this winter by rail car shortages. As a result, much of such elevators' capital was tied up in stored grain. Also, the weather last fall and this spring has been conducive to easy application, taking away some of the pressure for such elevators and other users to buy more equipment. The Company believes such conditions will pass and, the continued strength of the agricultural market will result in improved sales of pre-emergence fertilization equipment such as the Company's. All other sales were up $1,605 or 6.2 percent during the three-month period ended March 31, 1996 compared to the prior year period.

         Consolidated gross profit for the three-month period ended March 31, 1996 increased $1,623 or 6.0 percent. Consolidated gross profit, as a percent of sales, was 28.1 percent and 28.2 percent for the three-month periods ended March 31, 1996 and 1995, respectively.

         Consolidated selling, general and administrative ("S,G&A") expenses increased $3,078 or 21.6 percent in the three-month period ended March 31, 1996 as compared to the prior-year period. S,G&A expenses, as a percent of sales, were 17.1 percent and 14.9 percent in the three-month periods ended March 31, 1996 and 1995, respectively. This increase is largely attributable to an 18.4 percent or $1,514 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support new product development and the Company's sales growth. All other S,G&A expenses increased by 25.9 percent or $1,564 as a result of expected growth.

         As a result of the above, operating income was $11,186 and $12,641 for the three-month periods ended March 31, 1996 and 1995, respectively.

         Other income increased 5.4 percent to $508 in the current three-month period as compared to the prior three-month period.

         Interest expense increased $800 in the three-month period ended March 31, 1996 compared to the prior-year period due to increased borrowings to support working capital needs and higher reference interest rates.

         The effective tax rates in the three-month periods ended March 31, 1996 and 1995 were 38.6 percent and 38.2 percent, respectively.

         As a result of the above, net earnings were $6,355 and $7,774 for the three-month periods ended March 31, 1996 and 1995, respectively, and earnings per share were $0.66 and $0.81 for such periods, respectively.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1995

         Consolidated net sales increased by $19,286 or 15.2 percent to $146,336 in the six-month period ended March 31, 1996 from the six-month period ended March 31, 1995. The increase was primarily due to a $22,180 increase in RoGator sales due to increased unit shipments, offset by a $5,700 decrease in sales of pre-emergence fertilization equipment due to the decreased demand discussed above for the three-month period ended March 31, 1996. All other sales were up $2,806 or 7.6 percent during the three-month period ended March 31, 1996 compared to the same prior year period.

         Consolidated gross profit for the six-month period ended March 31, 1996 increased $5,029 or 13.6 percent. Consolidated gross profit as a percent of sales was 28.8 and 29.2 percent for the six-month periods ended March 31, 1996 and 1995, respectively.

         Consolidated selling, general and administrative ("S,G&A") expenses increased $5,770 or 24.1 percent in the six-month period ended March 31, 1996 as compared to the prior-year period. This increase is largely attributable to an
23.3 percent or $3,176 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support new product development and the Company's sales growth. All other S,G&A expenses increased by 25.2 percent or $2,594 as a result of expected growth. S,G&A expenses as a percent of sales were 20.3 and 18.8 percent in the six-month periods ended March 31, 1996 and 1995, respectively.

         As a result of the above, operating income was $12,450 and $13,191 in the six-month periods ended March 31, 1996 and 1995, respectively.

         Other income increased 24.6 percent to $1,038 for the current six-month period as compared to the prior six-month period which is largely related to increased sales.

         Interest expense increased $1,479 in the six-month period ended March 31, 1996 due to increased borrowings to support working capital needs and higher reference interest rates.

         The effective tax rates in the six-month periods ended March 31, 1996 and 1995 were 38.5 and 38.1 percent, respectively.

         As a result of the above, net earnings were $6,714 and $8,004 for the six-month periods ended March 31, 1996 and 1995, respectively. Earnings per share were $0.70 and $0.83 for the six-month periods ended March 31, 1996 and 1995, respectively.

LIQUIDITY AND FINANCIAL POSITION - SIX MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1995

         Net cash used in operating activities increased to $10,545 in the six-month period ended March 31, 1996, compared to cash used in operating activities of $4,335 in the six-month period ended March 31, 1995. The major reason for this change was an increase in cash used by operating assets and liabilities to $18,762 from $11,222 in the six-month period ended March 31, 1996 and 1995, respectively. Inventories, net of increased accounts payable balances, used cash of $22,321 compared to $3,969 during the six months ended March 31, 1996 and 1995, respectively, as inventories increased to $104,379 at March 31, 1996 as compared to $75,836 at September 30, 1995. The Company believed that higher inventory levels were necessary in order to meet growing product demand based on third quarter sales and existing backlog, however second quarter sales were less than expected due to early season weather conditions and customer liquidity. The Company has adjusted its production level for the remainder of fiscal 1996 to reduce inventory levels. The Company normally experiences the highest sales levels in the second and third quarters of the fiscal year. In addition, accounts receivable increased $6,589 during the six months ended March 31, 1996, compared to $18,518 during the six months ended March 31, 1995. With 40 percent of net sales normally occurring during the quarter ending March 31, accounts receivable balances traditionally peak during this quarter. This year's increase was substantially smaller due to shorter collection periods and payment terms. The increase in accounts receivable was partially offset by an increase in customer prepayments. Customer prepayments increased $5,624 in the six months ended March 31, 1996 compared to $9,758 in the six months ended March 31, 1995. This decrease is the result of earlier shipments and increased product availability.

         Cash used in investing activities in the six-month period ended March 31, 1996 was $10,972 compared to $3,639 in the prior-year period. This increased use of cash was primarily due to increased investments in property, plant and equipment to support the Company's growth. In the six-month period ended March 31, 1996, property, plant and equipment increased by $8,216 compared to an increase of $3,489 in the six-month period ended March 31, 1995.

         Cash provided by financing activities was $21,347 in the six-month period ended March 31, 1996, compared to cash used in financing activities of $696 in the prior period. The increased cash provided by financing activities was primarily the result of the net proceeds from long-term borrowings of $22,027 during the six-month period ended March 31, 1996, compared to the net repayments of long term debt of $2,237 during the six-month period ended March 31, 1995. This decrease in net repayments is primarily due to increased working capital requirements due to inventory and revenue growth.

Working capital at March 31, 1996 was $67,019. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements. Cash flow from operations, supplemented by $3,150 of unused credit line available at March 31, 1996 and a planned increase in the line of credit which is currently being negotiated as part of the Company's renewal of its annual line of credit agreement, are expected to be adequate to meet working capital requirements for the foreseeable future.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

        Exhibit No.    Title
           10.1        First Amendment to Long Term Amended and Restated
                       Revolving Credit Agreement
           10.2        First Amendment to Short Term Revolving Credit Agreement
           11.1        Statement Regarding Computation of Per Share Earnings
           27          Financial Data Schedule

        (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report was filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               AG-CHEM EQUIPMENT CO., INC.



Date:   May 9, 1996                            By:  /s/ Alvin E. McQuinn
                                                    Alvin E. McQuinn
                                               Its: Chief Executive Officer




Date:   May 9, 1996                            By:  /s/ John C. Retherford
                                                    John C. Retherford
                                               Its: Chief Financial Officer