Form 10-Q/A
period 1996-03-31
AG-CHEM EQUIPMENT CO INC
filed 1996-05-24
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A-1
                               FILED MAY 20, 1996

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
_____           SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1.                FINANCIAL STATEMENTS................................   1

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       RESULTS OF OPERATIONS AND FINANCIAL
                       CONDITION...........................................   8

                                     PART II

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K....................   11

SIGNATURES             ....................................................  S-1

EXHIBITS               ....................................................  E-1


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


CONSOLIDATED BALANCE SHEETS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars in Thousands)
           (UNAUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY              March 31,  September 30,
                                                          1996         1995
                                                       ---------    ---------
CURRENT LIABILITIES:
    Current installments of long-term debt             $  17,006    $     288
    Note payable to bank                                    --          5,000
    Accounts payable                                      25,025       18,803
    Checks outstanding in excess of cash balances          1,943        2,623
    Customer prepayments                                   9,182        4,321
    Accrued expenses (note 3)                             14,652       15,753
    Deferred income                                        1,035          272
    Accrued income taxes                                   4,406        2,222
                                                       ---------    ---------
Total current liabilities                                 73,249       49,282


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                 67,894       57,105
                                                       ---------    ---------

Total liabilities                                        141,143      106,387

MINORITY INTEREST IN SOIL TEQ, INC                          --            429

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



CONSOLIDATED STATEMENTS OF EARNINGS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars in Thousands Except Per Share Amounts)
           (UNAUDITED)

                                     Three Months Ended March 31,   Six Months Ended March 31,
                                     ----------------------------   --------------------------
                                         1996           1995           1996           1995
                                      -----------    -----------    -----------    -----------
Net sales                             $   101,385    $    95,485    $   146,336    $   127,050
Cost of sales                              72,876         68,599        104,201         89,944
                                      -----------    -----------    -----------    -----------
    Gross profit                           28,509         26,886         42,135         37,106

Selling, general and administrative
expenses                                   17,323         14,245         29,685         23,915
                                      -----------    -----------    -----------    -----------
    Operating income                       11,186         12,641         12,450         13,191

Other income (expense):
    Other income                              508            482          1,038            833
    Interest expense                       (1,339)          (539)        (2,574)        (1,095)
                                      -----------    -----------    -----------    -----------
      Earnings before income taxes         10,355         12,584         10,914         12,929

Income tax expense                          4,000          4,810          4,200          4,925
                                      -----------    -----------    -----------    -----------

Net earnings                          $     6,355    $     7,774    $     6,714    $     8,004
                                      ===========    ===========    ===========    ===========

Earnings per share                    $      0.66    $      0.81    $      0.70    $      0.83
                                      ===========    ===========    ===========    ===========

Weighted average common shares
outstanding                             9,695,768      9,597,412      9,647,966      9,612,272
                                      ===========    ===========    ===========    ===========



See accompanying condensed notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars In Thousands)
           (UNAUDITED)
                                                      Six Months ended March 31,
                                                      --------------------------
                                                           1996        1995
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                          $  6,714    $  8,004

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
  USED IN OPERATING ACTIVITIES:
   Depreciation and amortization                            2,446       2,011
   Gain on sale of assets                                     (13)       --
   Minority interest in net earnings of Soil Teq, Inc.       --            46
   Increase in deferred income tax benefits                  (930)       (484)
   Changes in operating assets and liabilities:
     Accounts receivable                                   (6,589)    (18,519)
     Operating notes receivable                             3,404         495
     Inventories                                          (28,543)     (5,973)
     Other current assets                                      37        (394)
     Accounts payable                                       6,222       2,004
     Customer prepayments and deferred income               5,624       9,758
     Accrued expenses                                      (1,101)      2,990
     Income taxes                                           2,184       4,397
                                                         --------    --------
   Cash used in operating activities                      (10,545)      4,335

CASH FLOWS FROM INVESTING ACTIVITIES:
    Repayment of note and interest receivable
     from tax increment financing                              (4)         89
    Purchase of property, plant and equipment              (8,216)     (3,439)
    Decrease (Increase) in rental equipment                (2,022)       (624)
    Proceeds from sale of equipment                            13          11
    Increase in other assets                                 (546)         84
    Capital contributed by Soil Teq's minority owner         --           240
                                                         --------    --------
     Cash used in investing activities                    (10,775)     (3,639)


(continued on next page)


See accompanying condensed notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars In Thousands)
           (UNAUDITED)

                                                           Six months ended March 31,
                                                           --------------------------
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
         (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1995

         Consolidated net sales increased by $5,900 or 6.2 percent to $101,385 in the three-month period ended March 31, 1996 from the three-month period ended March 31, 1995. The increase was primarily due to a $11,472 increase in RoGator sales due to increased unit shipments. This increase was partially offset by a $7,177 decrease in sales of pre-emergence fertilization equipment due to decreased demand. Several factors have delayed customer purchases. For example, the shipment of grain from local elevators (often our customers) was inhibited this winter by rail car shortages. As a result, much of such elevators' capital was tied up in stored grain. Also, the weather last fall and this spring has been conducive to easy application, taking away some of the pressure for such elevators and other users to buy more equipment. The Company believes such conditions will pass and, the continued strength of the agricultural market will result in improved sales of pre-emergence fertilization equipment such as the Company's. All other sales were up $1,605 or 6.2 percent during the three-month period ended March 31, 1996 compared to the prior-year period.

         Consolidated gross profit for the three-month period ended March 31, 1996 increased $1,623 or 6.0 percent. Consolidated gross profit, as a percent of sales, was 28.1 percent and 28.2 percent for the three-month periods ended March 31, 1996 and 1995, respectively.


         Consolidated selling, general and administrative ("S,G&A") expenses increased $3,078 or 21.6 percent in the three-month period ended March 31, 1996 as compared to the prior-year period. S,G&A expenses, as a percent of sales, were 17.1 percent and 14.9 percent in the three-month periods ended March 31, 1996 and 1995, respectively. This increase is largely attributable to an 18.4 percent or $1,514 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support new product development and the Company's sales growth. All other S,G&A expenses increased by 25.9 percent or $1,564 as a result of the anticipation of expected growth.


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

RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1995

         Consolidated net sales increased by $19,286 or 15.2 percent to $146,336 in the six-month period ended March 31, 1996 from the six-month period ended March 31, 1995. The increase was primarily due to a $22,180 increase in RoGator sales due to increased unit shipments, offset by a $5,700 decrease in sales of pre-emergence fertilization equipment due to the decreased demand discussed above for the three-month period ended March 31, 1996. All other sales were up $2,806 or 7.6 percent during the three-month period ended March 31, 1996 compared to the same prior-year period.

         Consolidated gross profit for the six-month period ended March 31, 1996 increased $5,029 or 13.6 percent. Consolidated gross profit as a percent of sales was 28.8 and 29.2 percent for the six-month periods ended March 31, 1996 and 1995, respectively.


         Consolidated selling, general and administrative ("S,G&A") expenses increased $5,770 or 24.1 percent in the six-month period ended March 31, 1996 as compared to the prior-year period. This increase is largely attributable to an
23.3 percent or $3,176 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support new product development and the Company's sales growth. All other S,G&A expenses increased by 25.2 percent or $2,594 as a result of the anticipation of expected growth. S,G&A expenses as a percent of sales were 20.3 and 18.8 percent in the six-month periods ended March 31, 1996 and 1995, respectively.


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

LIQUIDITY AND FINANCIAL POSITION - SIX MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1995


         Net cash used in operating activities increased to $10,545 in the six-month period ended March 31, 1996, compared to cash used in operating activities of $4,335 in the six-month period ended March 31, 1995. The major reason for this change was an increase in cash used by operating assets and liabilities to $18,762 from $11,222 in the six-month period ended March 31, 1996 and 1995, respectively. Inventories, net of increased accounts payable balances, used cash of $22,321 compared to $3,969 during the six months ended March 31, 1996 and 1995, respectively, as inventories increased to $104,379 at March 31, 1996 as compared to $75,836 at September 30, 1995. The Company believed that higher inventory levels were necessary in order to meet growing product demand based on third quarter sales and existing backlog, however second quarter sales were less than expected due to early season weather conditions and customer liquidity. The Company has adjusted its production level for the remainder of fiscal 1996 to reduce inventory levels. The Company normally experiences the highest sales levels in the second and third quarters of the fiscal year. In addition, accounts receivable increased $6,589 during the six months ended March 31, 1996, compared to $18,519 during the six months ended March 31, 1995. With 40 percent of net sales normally occurring during the quarter ending March 31, accounts receivable balances traditionally peak during this quarter. This year's increase was substantially smaller due to shorter collection periods and payment terms. The increase in accounts receivable was partially offset by an increase in customer prepayments. Customer prepayments increased $5,624 in the six months ended March 31, 1996 compared to $9,758 in the six months ended March 31, 1995. This decrease is the result of earlier shipments and increased product availability.

         Cash used in investing activities in the six-month period ended March 31, 1996 was $10,775 compared to $3,639 in the prior-year period. This increased use of cash was primarily due to increased investments in property, plant and equipment to support the Company's growth. In the six-month period ended March 31, 1996, property, plant and equipment increased by $8,216 compared to an increase of $3,489 in the six-month period ended March 31, 1995.


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


         Working capital at March 31, 1996 was $66,401. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements. Cash flow from operations, supplemented by $3,150 of unused credit line available at March 31, 1996 and a planned increase in the line of credit which is currently being negotiated as part of the Company's renewal of its annual line of credit agreement, are expected to be adequate to meet working capital requirements for the foreseeable future.




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



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          AG-CHEM EQUIPMENT CO., INC.



Date:             May 20, 1996            By:      /s/ Alvin E. McQuinn
                                                   --------------------
                                                   Alvin E. McQuinn
                                                   Its:  Chief Executive Officer




Date:             May 20, 1996            By:      /s/ John C. Retherford
                                                   ----------------------
                                                   John C. Retherford
                                                   Its:  Chief Financial Officer