Form 10-K
period 1996-09-30
AG-CHEM EQUIPMENT CO INC
filed 1996-12-26
CIK 935503

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                  For the fiscal year ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to________.

                         Commission File Number: 0-25360

                           AG-CHEM EQUIPMENT CO., INC.
                (Name of Registrant as Specified in Its Charter)

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

                                 (612) 933-9006
              (Registrant's Telephone Number, Including Area Code)

       Securities Registered Under Section 12(b) of the Exchange Act: None

         Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 __X__ Yes   ____No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 2, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price for such stock as reported by the Nasdaq National Market System, was approximately $54,187,229.

         As of the close of business on December 2, 1996, there were outstanding, 9,695,768 shares of the registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its March 3, 1997 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.


                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Ag-Chem Equipment Co., Inc. ("Ag-Chem" or the "Company") manufactures and distributes off-road equipment primarily for agricultural fertilization, the application of crop protection chemicals, and to a lesser extent, industrial waste treatment applications and other industrial uses. The Company was incorporated in Minnesota in 1963. Its principal executive offices are located at 5720 Smetana Drive, Minnetonka, Minnesota. For purposes of this Annual Report on Form 10-K, "Ag-Chem" or the "Company" includes Lor*Al Products, Inc.; Ag-Chem Equipment Canada, Ltd.; Ag-Chem Equipment Co., International Corp.; Soil Teq, Inc.; and Kurstjens Terra-Gator B.V., all of which are subsidiaries of the Company.

         A majority of Ag-Chem's consolidated revenues are generated from its line of agricultural equipment, consisting of self-propelled, three and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. Ag-Chem produces equipment for use both prior to planting crops ("pre-emergence") and after crops emerge from the ground ("post-emergence"). The Company believes it holds a significant portion of the pre-emergence market which was built on more than 30 years of innovative products.

         The Company also maintains a network of 16 Parts and Service Centers located throughout the major farming regions of the United States and Canada. These centers, combined with the Company's 70 person field service repair team and in-house support staff of 32 persons, offer customers a high level of service and responsiveness, thereby averting critical delays during periods of peak usage. Each Parts and Service Center operates as a separate profit center, selling parts and servicing equipment manufactured by Ag-Chem as well as selling parts for equipment manufactured by other companies.

         Soil Teq, Inc. ("Soil Teq") holds certain patents and has designed software related to the "SOILECTION(R)" process that enhances application equipment to selectively blend fertilizers, chemicals, micro-nutrients, seed, and crop protection chemicals at the point of application based on soil types and fertility levels existing in each area of the field. Although SOILECTION is a relatively small contributor to the Company's revenues, the Company believes it may represent possible significant future revenue over the long term.

         The Company supplements its agricultural equipment line by marketing vehicles for various other industrial uses. Most notably, the Company manufactures vehicles used for waste application, specifically designed for subsurface liquid injection and surface spreading of biosolids, i.e., sewage sludge and other farm or industrial waste that can be safely used for soil enrichment.

         The Company's mission is to position itself as the leading, state-of-the-art manufacturer of agricultural application equipment, with an emphasis on "Site-Specific Agriculture" through SOILECTION and other high-tech hardware and software product offerings. In order to achieve this goal, the Company has implemented a business strategy which is carefully focused on customer service and training. In addition to its 16 Parts and Service Centers, the Company provides customers with service by offering an organization of field service repair personnel who are stationed at various locations throughout the country. Customer training in site-specific agriculture technology is of paramount importance, and the Company is expanding its capacity to meet the training needs of its customers. Unlike most of its competitors which sell through distributors, Ag-Chem sells a majority of its products directly to its customers, which include fertilizer dealers, farm cooperatives, large growers, municipalities, waste disposal contractors and mining and construction companies. Farmers are not generally the Company's direct customer. Management believes that this strategy enables the Company to maintain close ties with its customers.

         The Company's business is highly seasonal: Approximately 50% of its net sales occur during the period from January 1 through April 30. Accordingly, the Company increases inventory levels during the quarters ended September 30 and December 31 to meet this seasonality. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. These prepayments partially fund the increase in inventories. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

         As of December 1, 1996, the Company had an order backlog of approximately $25.4 million compared to $27 million on December 1, 1995. The Company expects that all of such backlog orders will be filled during the current fiscal year ending September 30, 1997.

PRODUCTS AND SERVICES

         PRE-EMERGENCE FERTILIZATION EQUIPMENT. The Company manufactures and sells high-flotation, self-propelled vehicles and related equipment which are used for fertilization and the spraying of crop protection chemicals under the "Terra-Gator", "Big A", "Big Wheel" and "Lor*Al" brand names. These vehicles are primarily used prior to planting crops, i.e. "pre-emergence". These vehicles are made with full flotation, i.e. extra wide tires to provide maximum traction and a minimum level of soil compaction. Ag-Chem manufactures a full line of three-wheeled and four-wheeled vehicles in a range of engine sizes.

         Unlike most of its competitors' vehicles, which are simply on-road vehicles converted for agricultural use, the Company's Terra-Gator and Big A models have chassis specifically designed for off-road use. Ag-Chem primarily manufactures three-wheeled vehicles which offer an advantage over four wheeled vehicles because of significantly lower soil compaction, which has an adverse effect on crop yield.

         The Company's pre-emergence equipment is manufactured in a variety of model sizes, engine horsepower and equipment configuration. For example, larger models carry bigger tanks which reduce the need for tank refills. Similarly, increased horsepower engines allow a vehicle to navigate rough terrain and to power add-on equipment. This equipment, including attachments, sells for between approximately $90,000 and $180,000; prices for equipment combined with the SOILECTION(R) system range from $200,000 to $300,000.

         The Company manufactures a variety of application systems which are included on its chassis. The systems serve as conduits for the application of fertilizer and crop protection chemicals. Ag-Chem produces several liquid fertilizer and dry fertilizer systems which offer varying levels of boom size, spraying accuracy and ease of maintenance. Although liquid systems are often more accurate in their application than dry systems, liquid fertilizer is often more expensive than dry fertilizer. Liquid crop protection chemicals and fertilizers also tend to break down more quickly than dry fertilizers. The Company also recently introduced a computer-controlled, direct delivery chemical injection system (TALON(TM)) which provides precise application of multiple chemicals at a constant or variable rate. Sales of this system have been minimal to-date. Variable rate delivery is based on mapping input data, and when combined with GPS navigation, allows site-specific application.

         The Company's Lor*Al subsidiary modifies on-road trucks by adding heavy-duty rear axles, suspensions and oversized tires. Lor*Al's product offering consists of various modified Navistar and Ford truck chassis which sell under the Lor*Al and Big Wheel brand names. The Company believes that Lor*Al's converted on-road vehicles diversify Ag-Chem's product line and provide Ag-Chem a significant presence in the middle price segment of the fertilizer application market. Lor*Al models currently have lower margins than the Terra-Gator and Big A models due to the fact that truck chassis are purchased from other providers and the Company adds less value during the manufacturing process.

         POST-EMERGENCE FERTILIZATION EQUIPMENT. Post-emergence equipment is used to apply chemicals to fields after crops have already emerged. Ag-Chem markets the RoGator, which is the Company's vehicle designed for post-emergence use. The RoGator has 48 inches of crop clearance to avoid crop damage during the application process. In addition, the RoGator offers an adjustable track which allows for a variety of row crop spacings with adjustment controlled in the cab. The RoGator, with attachments, sells for between $83,000 and $170,000.

         Since its introduction in 1993, the RoGator has enabled Ag-Chem to reduce the seasonal impact of its pre-emergence equipment sales and now accounts for a significant portion of sales. While sales of pre-emergence equipment occur primarily in the early part of the calendar year, with delivery scheduled for early spring, deliveries of the RoGator primarily occur during late spring and summer. The RoGator line was expanded in 1996 to meet the needs of multiple market segments. RoGators are produced in two sizes - the larger 854 model and the smaller 554 model.

         PARTS AND SERVICE CENTERS. The Company believes that the availability of parts and service for its agricultural equipment is essential to the end-user. Delays during the planting, growing or harvesting period can be critical to farmers. Accordingly, potential customers view on-going maintenance of fertilization equipment as a significant factor in making a purchase decision. The Company believes many customers are willing to pay a premium for products which can be serviced in a minimal amount of time. For this reason, the Company operates 16 Parts and Service Centers across the United States and Canada. These centers are intended to serve the Company's customers by providing parts and technical support on a regional basis. The Parts and Service Centers service only the Company's products. They stock and sell parts manufactured by the Company as well as parts which are manufactured by other companies which have been incorporated into the Company's products. Moreover, in certain situations in response to customer demand, the Parts and Service Centers stock and sell parts for equipment manufactured by other companies for use in competitors' products. The Company's Parts and Service Centers also refurbish used Ag-Chem agricultural equipment for resale. The Company believes that its Parts and Service Centers are an important part of company growth because of the support they provide to the Company's customers.

         EUROPEAN OPERATIONS. The Company's subsidiary, Kurstjens Terra-Gator B.V., a corporation organized under the laws of the Netherlands, is engaged in the importation, manufacture and distribution of agricultural and industrial equipment throughout Europe. An option agreement was executed at the time of purchase which offers 10% ownership to two key employees over a five-year period. Kurstjens Terra-Gator B.V. imports application equipment manufactured by the Company, customizes the equipment by adding systems and other modifications, and resells the equipment to European customers.

         SOIL TEQ. In December 1995, the Company, which previously owned approximately 60 percent of the issued and outstanding Common Stock of Soil Teq, acquired the remaining issued and outstanding Soil Teq Common Stock for 100,000 shares of the Company's Common Stock and a promissory note in the amount of $480,000 in a business combination accounted for as a purchase. The promissory note accrues interest at the rate of 7 percent and is payable in five annual installments. The Company believes that the acquisition will ultimately result in a more streamlined product development process and will facilitate more effective and efficient customer service.

         Soil Teq holds patents for and has designed software related to the process known as "SOILECTION." SOILECTION is a system for the prescription blending of fertilizers in the field. Through maps and sample soil testing, the optimal level and type of fertilizers and chemicals required for each area of a field is determined. Information gained from such maps and tests is then fed into the applicator vehicle's computer. As the vehicle moves over the crops, the computer controls the blending functions automatically in order to ensure the proper fertilizer application.

         SOILECTION technology benefits farmers by ensuring that appropriate amounts of crop inputs, such as fertilizer, crop protection chemicals, micronutrients and seed are applied to each section of a field based on the section's soil properties as determined by grid soil analysis. This system allows the farmer to reallocate crop inputs to areas which can support high yields, and avoid over-application of inputs on soils which produce low yields regardless of inputs. The earth's environment potentially benefits because, with SOILECTION, inputs are placed only in areas where they can be used by the crop, and excess application is minimized.

         CUSTOMER TRAINING. Due to increasing customer requirements for training on both software and equipment, the Company recently acquired a 40,000 sq. ft. facility adjacent to its Jackson, Minnesota campus which it intends to dedicate to customer and employee training functions. Renovation of the training facility began in fiscal 1996 and will be completed in fiscal 1997.

         OTHER AGRICULTURAL PRODUCTS. The Company's AgTec Division manufactures and sells: (i) low volume air sprayers used for spraying crop protection chemicals on orchards, vineyards, field crops and Christmas trees; (ii) low volume lawn sprayers; (iii) injection systems for use by professional lawn care contractors; (iv) high volume sprayers used by commercial tree spraying contractors; (v) boom sprayers used in crop spraying; and (vi) a line of lawn garden sprayers. The AgTec Division also distributes heavy duty flail brush choppers and swing arm rotary mowing equipment for use by orchards and nurseries.

         INDUSTRIAL EQUIPMENT. Ag-Chem manufactures a line of equipment that is used in the waste application industry. This equipment injects sludge from waste treatment facilities into the ground. This form of injection minimizes odor and runoff problems associated with land disposal. This equipment is sold to waste disposal companies and municipalities. In addition to its waste disposal equipment, the Company manufactures other lines of equipment for the drilling, mining and construction industries.

SALES AND MARKETING

         As of September 30, 1996, there were 116 employees in sales and marketing positions. Ag-Chem has 107 employees devoted to the agricultural market, of which 79 are in direct sales positions focusing primarily on fertilizer dealers and farm cooperatives; four employees sell industrial equipment; and five are responsible for selling the Company's AgTec Division products to retail dealers. In the United States, the Lor*Al product line is sold to end-users through four distributors in part of the country and through Ag-Chem's sales force in other parts of the country. Internationally, Ag-Chem sells its products through its subsidiary, Kurstjens Terra-Gator, B.V., as well as a network of distributors. The Company's sales effort is supported by national and regional advertising, a catalog, direct mail programs and trade shows. Waste disposal equipment and related machines are sold to municipalities primarily by means of a sealed bid process.

         Ag-Chem offers financing to customers through several different programs. Some programs involves third party lessors. Although Ag-Chem has no recourse or obligation in the event of a default of such leases, the Company attempts to resell repossessed equipment.

         Ag-Chem also offers its own lease and notes program. Ag-Chem retains a security interest in the financed equipment, which allows the Company, at its option, to sell such leases or notes. Ag-Chem maintains a full time credit and collection staff of six employees who conduct credit evaluations and administer the leases and notes. Since the Company began financing its own equipment, it has experienced limited defaults. Moreover, the Company believes an active market exists for used equipment.

         Ag-Chem finances equipment for terms up to five years. Renters have the option of converting the rental to a purchase.

SUPPLIERS

         The Company currently relies upon single sources of supply for a number of components that are used in the manufacture of the off-road machines and related equipment. However, management believes that alternative sources would be available for each of the components presently obtained from such sources. Ag-Chem generally has supply contracts with its larger suppliers which are based on price but do not require minimum volume purchases.

INDUSTRY AND COMPETITION

         In general, the agricultural industry is highly competitive. The industry continues to experience significant consolidation and retrenchment.

         The United States market for custom application equipment consists largely of fertilizer dealers (who provide fertilizer and crop protection chemical application to farmers), farm cooperatives and some farmers who operate very large farms. Ag-Chem focuses primarily on fertilizer dealers and farm cooperatives to market its products.

         The Company believes that the percentage of farmers who apply fertilizer with their own equipment has decreased and expects it to decline further due to a number of factors.

         Increased productivity is one of the benefits of contracting out crop input application to independent fertilizer dealers. Tractors and pull-behind spreaders commonly used by farmers for fertilizing are typically less accurate and require significantly more time, and operate at lower speeds (approximately 4 to 5 mph) than Ag-Chem equipment, which fertilizes at a speed of approximately 16 mph and precisely applies the fertilizer.

         Just as the trend towards outsourcing application has bolstered demand for Ag-Chem's products, so has the consolidation of the farming industry over the last decade. The result of such consolidation has been fewer, but larger and financially stronger farms. Farmers are becoming increasingly sophisticated in agro-economics and more likely to contract out for applicator services. Moreover, heightened competition motivates farmers to stay current with advances in fertilization technology, which can result in replacing application equipment before the end of its useful life. Accordingly, while the aggregate United States farm acreage planted has remained relatively stable in recent years, Ag-Chem, and the custom application equipment industry as a whole, have continued to grow.

         Several variables can affect demand for Ag-Chem's agricultural equipment. A few of them are: Grain prices - when prices are high, growers are more inclined to spend more on crop inputs; Government regulations - many growers don't want the concerns associated with increasing regulations on handling various crop inputs; Low-dose chemicals - changes in crop protection chemistry and formulation have resulted in crop protection chemicals that require very precise spray systems; Rural labor pool - decreasing rural populations make finding seasonal farm labor more difficult; Weather - extreme conditions of drought or flood in widespread areas affect equipment purchase decisions in those areas; Trained personnel the limited number of skilled equipment operators is a factor for customers considering equipment purchases; Interest rates - the cost of borrowing money is a factor for customers considering equipment purchases; Market conditions for the ag retailer/custom applicator - margins on crop inputs affect profitability, and therefore influence buying decisions; and Mandated capital expenditures - fertilizer dealers in many states have been or will be required by law to upgrade their facilities with costly containment measures, potentially delaying equipment purchases.

         The off-road agricultural fertilization equipment industry, which excludes "short-line" equipment, i.e. equipment pulled behind or mounted on a tractor or pickup, consists of over 10 companies. Most competitors of the Company, such as Willmar and Tyler, tend to be of smaller size (none of such competitors has annual revenues of over $100,000,000), primarily focusing on the conversion of on-road vehicles and post-emergence equipment for agricultural use. Modified vehicles are not entirely appropriate for off-road use, and are frequently subject to repairs. Moreover, the four wheels on these vehicles tend to tightly compact the soil during the fertilization process, and thereby reduce crop yields. By specializing in the production of specially designed off-road vehicles, Ag-Chem avoids many of the problems associated with converted on-road vehicles.

         Deere & Co. and Clark Equipment Co. manufacture and sell post-emergence vehicles, which, unlike the Company's products, are primarily marketed to farmers. For model year 1997, Deere & Co. has introduced a high-clearance row-crop sprayer in the class of the RoGator 854. The Company is not aware of any other major manufacturers of heavy farm equipment which currently compete in the custom agricultural fertilization equipment market.

         With competition based largely on price, quality technology and service, Ag-Chem has positioned itself as a supplier of quality products with an emphasis on service and training, as exemplified by the Company's numerous Parts and Service Centers and by a new customer training facility which will be completed in fiscal 1997.

         Fertilizing by airplane is considered to be an indirect source of competition to Ag-Chem in the post-emergence application market. However, this method of fertilization is not only inaccurate and potentially dangerous, but is considered to be harmful to the environment because of the tendency to over-apply fertilizer to compensate for "drift" caused by wind. The Company does not believe air fertilizing is, or will be in the future, a significant source of competition.

MANUFACTURING

         The Company's manufacturing process includes machining, fabricating, welding, assembling and painting. Off-road machines and related equipment are manufactured in the Company's facilities in Jackson, Minnesota. The spraying equipment produced by the Company's AgTec Division is manufactured in a plant located in Niles, Michigan. The Lor*Al product line is manufactured in Benson, Minnesota, as are certain components for the Ag-Chem line. The Company's Kurstjens Terra-Gator B.V. subsidiary manufactures sludge and fertilizer equipment in Grubbenvorst, Holland.

         In November 1995, the Company completed the expansion of its Jackson, Minnesota facility. The 167,000 square-foot expansion, which added manufacturing and product support space, increased the size of the manufacturing plant to 418,000 square feet. The total size of the Jackson, Minnesota facility, including a Parts and Service Center, is 576,280 square feet. In January 1996, the Company purchased another building near its Jackson, Minnesota facility. This 40,000 square foot building will be used as the Company's new customer and employee training facility.

         In June 1995, the Company completed the expansion of its Benson, Minnesota facility. The 21,600 square foot expansion, which added manufacturing and product support space, increased the size of the manufacturing plant to 55,000 square feet. The total size of the Benson, Minnesota facility, including a Parts Center, is 66,000 square feet

         In the Netherlands, the Company leases a 10,500 square foot facility, which includes 9,000 square feet of manufacturing and product support space.

RESEARCH AND DEVELOPMENT

         As of September 30, 1996, the Company employed 72 people in research and development who are responsible for developing new products and improvements or enhancements to existing products. Research and development expenditures were $7.2 million in fiscal 1996, $5.3 million in fiscal 1995 and $3.7 million in fiscal 1994. Such expenditures constituted 2.6 percent, 2.3 percent and 2.0 percent of the Company's fiscal 1996, 1995 and 1994 revenues, respectively. The Company believes its ongoing commitment to new products and improvements and upgrades of existing products provide the Company with a major competitive advantage and technological leadership.

PATENTS AND TRADEMARKS

         The Company holds a number of patents which cover certain aspects of its products. However, the Company does not believe that most of such patents provide significant protection against competitors and potential competitors whose products compete, and likely would compete, with the Company without infringing upon the Company's patents. However, the Company does believe that its patents relating to site specific farming are significant to the Company's business. See "Legal Proceedings." The Company's patents, substantially all of which are classified as utility patents, provide the Company with the right to exclude others, in the jurisdiction which has issued the patent, from making, using, selling, offering for sale, or importing products utilizing the Company's invention covered by the patent. Company patents issued on applications filed before June 8, 1995 have terms that expire either 17 years from the date of grant, or 20 years from the effective filing date, whichever is longer. Company patents issued after June 8, 1995 have a duration of 20 years from the effective patent application filing date. No assurance can be given that, if applied for by the Company, any patents will be issued or that the patents currently held or new patents, if issued, will be valid or will provide any significant competitive protection for the Company.

         Ag-Chem has obtained federal trademark registration of the Ag-Chem logo, and Soil Teq has obtained federal registration of the "Soilection(R)" mark. In addition, the Company uses and claims rights to, and has obtained federal registration of, a number of trademarks used to identify the Company's products. The Company's prior use of an unregistered name or mark may establish an exclusive right to its use by the Company in connection with the sale of Company products in a particular market area, however, registration of a mark with the U.S. Patent and Trademark Office provides such right throughout the United States and creates a presumption that the mark is valid. There can be no assurance that any trademark application, if filed by the Company, will result in the receipt of a registration for the mark. There can also be no assurance that the Company's use of tradenames or trademarks will not infringe the rights of others, or that they will be free from future challenge by others as to prior use or as otherwise being unprotectable.

REGULATIONS

         The Company is subject to environmental laws and regulations concerning emissions to the air, discharges of processed or other types of waste water and the generation, handling, storage, transportation, treatment and disposal of waste materials. These laws and regulations are constantly changing and it is impossible to predict with accuracy the effect they may have on the Company in the future.

         In 1990, certain provisions of the Clean Air Act Amendments were adopted by Congress which require the Environmental Protection Agency (the "EPA") to study emission from off-road engines and equipment, including the majority of the equipment manufactured by the Company. In June 1994, the EPA promulgated emission standards for new non-road, non-spark-ignition engines. The EPA began implementing such regulations on January 1, 1996 for some models and January 1, 1997 for other models. These regulations apply to equipment manufactured on or after the January 1, 1996 and 1997 implementation dates, respectively. The Company is currently in compliance with such regulations

         In July 1994, the EPA promulgated regulations allowing the State of California to implement regulations concerning emissions from off-road engines and equipment, as long as such regulations meet or exceed federal standards. The Company is not aware of any other promulgated or proposed regulations at the present, and cannot predict the impact, if any, of future regulations on the operations of the Company.

         The Company is subject to various federal, state, and local laws affecting its business, as well as a variety of regulations relating to such matters as working conditions and product safety.

EMPLOYEES

         As of December 1, 1996, the Company employed 1,615 full-time employees, of whom 963 were engaged in manufacturing and engineering, 371 in service and parts distribution and 281 in administration and sales. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.


ITEM 2.  PROPERTIES

         The principal properties of the Company are as follows:

                                                                          Leased          Owned
                  Location                Description of Property        (Sq. Ft.)       (Sq. Ft.)
                  --------                -----------------------        ---------       ---------
          Minnetonka, Minnesota(1)          Corporate Office                --            43,300
            Jackson, Minnesota                Manufacturing                 --           418,000
            Jackson, Minnesota            Parts/Service Support             --           118,280
            Jackson, Minnesota               Training Center                --            40,000
             Benson, Minnesota                Manufacturing               55,000            --
             Benson, Minnesota            Parts/Service Support           11,000            --
              Niles, Michigan                 Manufacturing               20,000            --
           Grubbenvorst, Holland              Manufacturing               10,500            --

--------------------

(1) The Company's executive offices are located in the Brenwood Office Park in Minnetonka, Minnesota, which the Company purchased in August 1993. The Company's executive offices occupy approximately 43,300 of the total 176,000 square feet of available space. Leasing operations related to space not occupied by the Company in the Brenwood Office Park is not deemed material to the Company's operations.

         During fiscal 1995 the Company expanded its Benson, Minnesota facility to increase capacity by approximately 50 percent and expanded its Jackson, Minnesota facility's capacity by 70 percent. The Company considers each of its facilities to be in good condition.

         The Company also has 16 Parts and Service Centers ranging from 8,000 to 45,000 square feet, of which it owns 7, leases 8 and operates 1 on a consignment basis (i.e. the Company contracts with a third party to service Ag-Chem customers).


ITEM 3.  LEGAL PROCEEDINGS

         In December 1993, Soil Teq commenced litigation against TCI Tyler Limited Partnership ("Tyler") and Bowen-Tyler Corp. in United States District Court for the District of Minnesota. In its complaint, Soil Teq alleges, among other things, that the "Tyler A.I.M." product infringes one or more claims of United States Patent No. 4,630,773 (the "Patent") held by Soil Teq. Soil Teq seeks damages and injunctive relief. In connection with this litigation, Tyler filed a third-party complaint against the Company in February 1994, in which it seeks a declaratory judgment that it has not infringed the Patent and that the Patent is invalid and unenforceable. Tyler also alleges tortious interference with contractual relations; tortious interference with prospective economic advantage; violation of the Lanham Act; violation of Section 2 of the Sherman Act; unfair competition; violation of the Minnesota Deceptive Trade Practices Act; and violation of the Minnesota False Advertising Statute. Tyler has dismissed its antitrust-related claims brought against Soil-Teq and the Company under the Sherman Act. Discovery was completed in July 1996. Both sides have filed motions for summary judgment on various claims, which motions were argued in September 1996 and have been taken under advisement. If such motions are not granted and the parties are unable to reach agreement on the terms of a settlement, the Company anticipates that the trial will begin sometime in 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company (ticker symbol "AGCH") currently trades on The Nasdaq Stock Market (National Market System). Prior to April 24, 1995, the Company's Common Stock traded on the over-the-counter market. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock for each quarter within the last two fiscal years as reported by Metro Data Company, Minneapolis, Minnesota (for the period October 1, 1994 through April 21, 1995) and Nasdaq (for the period April 24, 1995 through September 30, 1996). These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                                                                   SALES PRICE
                                                                     ------------------------------------
                                                                           LOW                HIGH
                                                                     ----------------    ----------------
         FISCAL YEAR ENDED SEPTEMBER 30, 1995
          First quarter.......................................        $     8 3/4          $    9 7/8
          Second quarter......................................             11 1/4              15
          Third quarter.......................................             15                  25
          Fourth quarter......................................             21 1/2              31
         FISCAL YEAR ENDED SEPTEMBER 30, 1996
          First quarter ......................................        $    25             $    31 3/4
          Second quarter......................................             20                  27
          Third quarter.......................................             15 3/4              23 3/4
          Fourth quarter......................................             15 3/4              22

         As of December 1, 1996, there were 384 shareholders of record, and approximately 2,500 shareholders in street name.

         The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its operations and does not anticipate payment of cash dividends in the foreseeable future. In May 1995 the Board of Directors declared a four-for-one stock split effected in the form of a stock dividend. All price per share amounts have been retroactively adjusted to reflect the stock split.


ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data has been derived from the Company's consolidated financial statements. The data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."


CONSOLIDATED STATEMENTS OF EARNINGS DATA:(1)

                                                                          Years ended September 30,
                                               ----------------------------------------------------------------------------
                                                    1996            1995             1994            1993           1992
                                               -------------    ------------    -------------    -----------    -----------
Net sales..................................         $280,152       $233,852        $183,151        $140,740      $110,543
Cost of sales..............................          200,378        166,711         131,813         100,829        77,391
Selling, general and administrative
   expenses................................           61,239         48,279          37,600          29,561        26,148
Operating income...........................           18,535         18,862          13,738          10,350         7,004
Other income...............................            3,248          2,200           2,136           1,081           855
Interest expense...........................            5,935          2,673           1,749           1,338         1,808
Earnings before income taxes...............           15,848         18,389          14,125          10,094         6,051
Income tax expense.........................            6,100          6,980           5,550           3,909         2,430
Net earnings...............................            9,748         11,409           8,575           6,185         3,621
Earnings per share.........................             1.01           1.19             .88             .63           .36
Weighted average common shares outstanding.
                                                       9,672          9,604           9,728           9,823        10,020

CONSOLIDATED BALANCE SHEET DATA:(1)
                                                                               September 30,
                                               ----------------------------------------------------------------------------
                                                    1996            1995             1994            1993           1992
                                               -------------    ------------    -------------    -----------    -----------

Working capital............................          $47,873        $56,248         $28,224         $23,444       $13,368
Property, plant and equipment, net.........           42,697         38,322          26,957          19,622        12,638
Total assets...............................          185,559        151,689          95,664          69,397        54,965
Long-term debt, less current installments..           43,334         57,105          28,969          22,792        10,831
Stockholders' equity.......................           57,343         44,873          33,888          26,560        20,634
Average number of employees................            1,534          1,111           1,030             824           700
Return on beginning equity.................            21.7%          33.7%           32.3%           30.0%         20.3%

--------------------

(1) Dollars and shares in thousands, except per share amounts. In May 1995, the Board of Directors declared a four-for-one stock split effected in the form of a stock dividend. Par value remained at $.01 per share. All share and per share amounts have been restated to retroactively reflect the stock split.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

SUMMARY

         The following table sets forth for the years indicated the percent of net sales for each item in the Consolidated Statements of Earnings and the percentage change of those items as compared to the prior year:

                                                  Years ended September 30,
                                                 -------------------------
                                                  1996      1995      1994
                                                 -----     -----     -----
Net sales                                        100.0     100.0     100.0
Cost of sales                                     71.5      71.3      72.0
                                                 -----     -----     -----
   Gross profit                                   28.5      28.7      28.0
Selling, general and administrative expense       21.9      20.6      20.5
                                                 -----     -----     -----
   Operating Income                                6.6       8.1       7.5

Other income (expense):
   Other income                                    1.2       0.9       1.2
    Interest expense                              (2.1)     (1.1)     (1.0)
                                                 -----     -----     -----
       Earnings before income taxes                5.7       7.9       7.7

Income tax expense                                 2.2       3.0       3.0
                                                 -----     -----     -----

Net earnings                                       3.5       4.9       4.7
                                                 =====     =====     =====

RESULTS OF OPERATIONS -1996 COMPARED TO 1995

         Consolidated net sales increased by $46,300 or 19.8 percent to $280,152 in the year ended September 30, 1996 from the year ended September 30, 1995. The increase was primarily the result of an increase in RoGator sales due to increased unit shipments.

         Consolidated gross profit for year ended September 30, 1996 increased $12,633 or 18.8 percent from the prior-year period. Consolidated gross profit as a percent of net sales was 28.5 and 28.7 percent for the years ended September 30, 1996 and 1995, respectively.

         Consolidated selling, general and administrative (S,G&A") expenses increased $12,960 or 26.8 percent in the year ended September 30, 1996 as compared to the prior-year period. This increase is largely attributed to a 28.9 percent or $9,648 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's sales growth and new product development. All other S,G&A expenses increased by 22.2 percent or $3,312 as a result of sales growth. S,G&A expenses as a percent of net sales were 21.9 and 20.6 percent in the year ended September 30, 1996 and 1995, respectively.

         As a result of the above, operating income was $18,535 and $18,862 in the years ended September 30, 1996 and 1995, respectively.

         Other income increased $1,048 or 47.6 percent in 1996, as compared to the prior year, resulting from a favorable lawsuit award of $1,026, net of related legal expenses.

         Interest expense increased $3,262 in the year ended September 30, 1996 due to increased borrowings to support working capital requirements and higher base interest rates.

         The effective tax rates in the years ended September 30, 1996 and 1995 were 38.5 percent and 38.0 percent, respectively. The increase was primarily the result of a non-deductible goodwill related to the Soil Teq acquisition.

         As a result of the above, net earnings were $9,748 and $11,409 in the years ended September 30, 1996 and 1995, respectively. Earnings per share were $1.01 and $1.19 for the years ended September 30, 1996 and 1995, respectively.

LIQUIDITY AND FINANCIAL POSITION - 1996 COMPARED TO 1995

         Net cash used in operating activities was $11,455 in the year ended September 30, 1996, compared to $12,705 in the year ended September 30, 1995. There were several off setting factors contributing to this change. Cash used in operating assets and liabilities decreased to $27,875 from $28,090 in the years ended September 30, 1996 and 1995, respectively. Increased investments in inventories, net of accounts payable balances used $32,633 and $21,616 in fiscal 1996 and 1995. Inventories increased to $102,311 at September 30,1996 from $75,836 at September 30, 1995. This increase was the result of increased production to meet the growing product demand. In addition, customer prepayments increased $1,715 in the year ended September 30, 1996 compared to a decrease of $4,286 in the year ended September 30, 1995. Customer prepayments were $6,036 and $4,321 at September 30, 1996 and 1995, respectively. The increased use of funds for operating activities was partially offset by an increase in net earnings before depreciation and amortization of $1,523 during the year ended September 30,1996 compared to the prior-year period.

         Cash used in investing activities in the year ended September 30, 1996 was $12,343 compared to $15,061 in the prior-year period. This decreased use of cash was primarily due to the prior year expansion of the Jackson and Benson, Minnesota manufacturing facilities and other increased investments in property, plant and equipment to support the Company's growth in the year ended September 30, 1995. In the year ended September 30, 1996 investments in property, plant and equipment were $10,022 compared to $15,640 in the year ended September 30, 1995.

         Cash provided by financing activities was $23,776 in the year ended September 30, 1996, compared to $27,753 in the prior period. The decrease in cash provided from financing activities was primarily the result of the net repayments of long-term borrowings of $3,894 compared to net borrowings of $21,561 during the years ended September 30, 1996 and 1995, respectively. This was offset by the net borrowings of notes payable of $30,000 compared to $5,000 during the years ended September 30, 1996 and 1995, respectively. This decrease in net borrowings is primarily due to decreased working capital requirements due to slowed inventory growth.

         Working capital at September 30, 1996 was $47,873, As of September 30, 1996 the Company had $19,945 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

RESULTS OF OPERATIONS -1995 COMPARED TO 1994

         Consolidated net sales increased by $50,701 or 27.7 percent to $233,852 in the year ended September 30, 1995 from the year ended September 30, 1994. The increase was primarily the result of a $23,674 or 25.8 percent, increase in sales of pre-emergence equipment due to increased demand and a shift to more sophisticated and higher unit cost products and a $16,965 or 51.8 percent increase in RoGator sales due to increased unit shipments.

         Consolidated gross profit for year ended September 30, 1995 increased $15,803 or 30.8 percent from the prior year period. Consolidated gross profit as a percent of net sales was 28.7 and 28.0 percent for the years ended September 30, 1995 and 1994, respectively. The improved gross margin as a percentage of net sales was primarily related to reduced warranty expense resulting from product design modifications made in fiscal 1994. This improvement was partially offset by higher overhead costs and lower efficiencies associated with moving equipment and work stations, along with increased depreciation expense on the new Jackson, Minnesota manufacturing plant expansion and associated manufacturing equipment and increased LIFO expense.

         Consolidated selling, general and administrative (S,G&A") expenses increased $10,679 or 28.4 percent in the year ended September 30, 1995 as compared to the prior-year period. This increase is partially attributed to a
24.0 percent or $6,461 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's sales growth and new product development. Professional services expenses, which included the implementation of a new Parts and Service Center distribution resource planning system and new product development, accounted for $1,314 of the total S,G&A increase. All other S,G&A expenses increased by 33.8 percent or $2,903 as a result of growth. S,G&A expenses as a percent of net sales was 20.6 and 20.5 percent in the year ended September 30, 1995 and 1994, respectively.

         As a result of the above, operating income was $18,862 and $13,738 in the years ended September 30, 1995 and 1994, respectively.

         Other income increased $64 or 3.0 percent in 1995 due to increased interest income from higher average note receivable balances which was offset by nonsignificant decreases in other items within other income.

         Interest expense increased $924 in the year ended September 30, 1995 due to increased borrowings to support working capital requirements, the Company's Dutch operations, expansion of the Jackson and Benson, Minnesota facilities and higher prime interest rates.

         The effective tax rate in the year ended September 30, 1995 and 1994 was 38.0 percent and 39.3 percent, respectively. The decrease in the effective tax rate resulted from lower state tax rates and improved earnings at Soil Teq, Inc. in 1995, which were not tax effected due to its net operating loss carryforward.

         As a result of the above, net earnings were $11,409 and $8,575 in the years ended September 30, 1995 and 1994, respectively. Earnings per share were $1.19 and $.88 for the years ended September 30, 1995 and 1994, respectively.

LIQUIDITY AND FINANCIAL POSITION - 1995 COMPARED TO 1994

         Net cash used in operating activities was $12,705 in the year ended September 30, 1995, compared to $4,999 net cash provided by operating activities during the year ended September 30, 1994. The major reason for this change was an increase in cash used in operating assets and liabilities to $28,091 from $5,891 during the years ended September 30, 1995 and 1994, respectively. Inventories, net of increased accounts payable balances used cash of $21,616 and $5,740 in fiscal 1995 and 1994, respectively, as inventories increased to $75,836 at September 30,1995 from $40,671 at September 30, 1994. This increase was the result of increased production to meet growing product demand. In addition, customer prepayments decreased cash flow by $4,286 during the year ended September 30, 1995 compared to an increase of $6,412 in the year ended September 30, 1994, as customer prepayments were $4,321 and $8,607 at September 30, 1995 and 1994 respectively. This decrease was the result of increased product availability. The increased use of funds for operating activities was partially offset by an increase in net earnings before depreciation and amortization of $4,236 during the year ended September 30,1995 compared to the prior-year.

         Cash used in investing activities for the year ended September 30, 1995 was $15,061 compared to $9,640 in the prior-year. This increased use of cash was primarily due to the expansion of the Jackson and Benson, Minnesota manufacturing facilities and other increased investments in property, plant and equipment to support the Company's growth. In the year ended September 30, 1995 investments in property, plant and equipment increased by $15,640 compared to an increase of $10,034 in the year ended September 30, 1994.

         Cash provided by financing activities was $27,753 during the year ended September 30, 1995, compared to $4,641 in the prior year. The increase in cash provided from financing activities was primarily the result of the net long-term borrowings of $21,561 in the current year compared to $5,959 during the year ended September 30, 1994, respectively. This increase in net borrowings is primarily due to increased working capital requirements due to revenue growth and the Company's financing of its plant expansions in Jackson and Benson Minnesota.

         Working capital at September 30, 1995 was $56,247. As of September 30, 1995 the Company had $5,175 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements. In the first quarter of 1996 the Company secured $15,000 of medium-term financing for its plant expansions.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: risks associated with the commercialization of SOILECTION; uncertainties relating to product development; uncertainties relating to profitability; uncertainties relating to liquidity; rapid technological change and competition; uncertainty regarding patents; product liability claims and insurance; manufacturing uncertainties; volatility of common share price; and dependence on corporate relationships.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Financial Statements beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants for the Company which require reporting under this item.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its fiscal 1996 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1996.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its fiscal 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1996.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its fiscal 1996 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its fiscal 1996 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1996.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The following consolidated financial statements of Ag-Chem Equipment Co., Inc. are included herein at the indicated page numbers:

                                                                        Page No.
                                                                        --------

          Independent Auditors' Report                                     F-1

          Consolidated Balance Sheets as of September 30, 1996 and 1995    F-2

          Consolidated Statements of Earnings for the Fiscal Years Ended
          September 30, 1996, 1995 and 1994                                F-4

          Consolidated Statements of Stockholders' Equity for the Fiscal
          Years Ended September 30, 1996, 1995 and 1994                    F-5

          Consolidated Statements of Cash Flows for the Fiscal Years
          Ended September 30, 1996, 1995 and 1994                          F-6

          Notes to Consolidated Financial Statements                       F-8

FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of Ag-Chem Equipment Co., Inc. is included herein at the indicated page number:

                                                                        Page No.
                                                                        --------

          Independent Auditors' Report                                     FS-1

          Schedule II - Valuation and Qualifying Accounts                  FS-2

Exhibits

      Exhibit No                           TITLE
      ----------                           -----

         11.1           Statement of Computation of Earnings per Share

         27             Financial Data Schedule

REPORTS ON FORMS 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1996.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AG-CHEM EQUIPMENT CO., INC.


Dated:  December 26, 1996               By: /s/ Alvin E. McQuinn
                                            -----------------------------------
                                            Alvin E. McQuinn
                                            Its:  Chief Executive Officer


                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints Alvin E. McQuinn and John C. Retherford, or either of them, such person's true and lawful attorney-in-fact and agent with the full power of substitution and resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitute or substitutes, can lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                                   Title                                          Date
       ---------                                   -----                                          ----
/s/ Alvin E. McQuinn        Chairman of the Board, Chief Executive Officer                  December 26, 1996
------------------------    (Principal Executive Officer), Director of Marketing
Alvin E. McQuinn            and Director


/s/ John C. Retherford      Senior Vice President, Chief Financial Officer                  December 26, 1996
------------------------    (Principal Financial and Accounting Officer), and Director
John C. Retherford

/s/ Robert L. Hoffman       Secretary and Director                                          December 26, 1996
------------------------
Robert L. Hoffman

/s/ Vaughn O. Sinclair      Director                                                        December 26, 1996
------------------------
Vaughn O. Sinclair

/s/ James J. Malanaphy      Director                                                        December 26, 1996
------------------------
James J. Malanaphy

/s/ G. Waddy Garrett        Director                                                        December 26, 1996
------------------------
G. Waddy Garrett

/s/ Mary M. Jetland         Vice President of Manufacturing and Corporate                   December 26, 1996
------------------------    Services and Director
Mary M. Jetland

/s/ A.J. (Al) Giese         Director                                                        December 26, 1996
------------------------
A.J. (Al) Giese



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.


We have audited the accompanying consolidated balance sheets of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996 in conformity with generally accepted accounting principles.


                                           KPMG Peat Marwick LLP


Minneapolis, Minnesota
November 8, 1996



CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                           September 30,
                                                                       --------     --------
ASSETS                                                                   1996         1995
                                                                       --------     --------
CURRENT ASSETS:
      Accounts receivable, less allowance for doubtful
        accounts of $393 and $334, respectively                        $ 22,901     $ 21,973
      Notes receivable, current portion, and accrued
        interest receivable (note 5)                                      2,246        3,787
      Notes receivable and accrued interest receivable
       from tax increment financing, current portion                        196          132
      Inventories (note 2)                                              102,311       75,836
      Deferred income tax benefits, net (note 10)                         4,531        3,371
      Prepaid expenses and other current assets                             570          431
                                                                       --------     --------
         Total current assets                                           132,755      105,530

PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 3, 4 AND 8)                    42,697       38,322

OTHER ASSETS:
      Notes receivable, long-term portion (note 5)                        4,734        4,807
      Note receivable from tax increment financing,
         long-term portion                                                  261          438
      Bond funds held by trustees                                           744          745
      Intangible and other assets, net of accumulated
         amortization of $3,463 and, $2,222,
         respectively (note 1)                                            4,368        1,847
                                                                       --------     --------
         Total other assets                                              10,107        7,837
                                                                       --------     --------

Total assets                                                           $185,559     $151,689
                                                                       ========     ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                                            September 30,
                                                                       ---------------------
    LIABILITIES AND STOCKHOLDERS' EQUITY                                 1996          1995
                                                                       --------      -------

CURRENT LIABILITIES:
   Current installments of long-term debt (note 8)                     $  5,165     $    288
   Note payable to banks (note 7)                                        40,000        5,000
   Accounts payable                                                      12,645       18,803
   Checks outstanding in excess of cash balances                            293        2,623
   Customer prepayments                                                   6,036        4,321
   Accrued expenses (note 6)                                             18,186       15,753
   Deferred income                                                          389          272
   Accrued income taxes                                                   2,168        2,222
          Total current liabilities                                      84,882       49,282
                                                                       --------     --------
LONG-TERM DEBT, LESS CURRENT INSTALLMENTS (NOTE 8)                       43,334       57,105
                                                                       --------     --------

Total liabilities                                                       128,216      106,387

MINORITY INTEREST IN SOIL TEQ, INC. (NOTE 16)                              --            429

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value:
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,695,768 shares and, 9,595,768 respectively           97           96
   Additional paid-in capital                                             2,699         --
   Retained earnings                                                     54,512       44,764
   Foreign currency translation adjustment                                   35           13
                                                                       --------     --------
      Total stockholders' equity                                         57,343       44,873
                                                                       --------     --------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTES 12 AND 13)

Total liabilities and stockholders' equity                             $185,559     $151,689
                                                                       ========     ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                           Years ended September 30,
                                                 ---------------------------------------------
                                                     1996             1995            1994
                                                 -----------      -----------      -----------
Net sales                                        $   280,152      $   233,852      $   183,151
Cost of sales                                        200,378          166,711          131,813
                                                 -----------      -----------      -----------
   Gross profit                                       79,774           67,141           51,338

Selling, general and administrative expenses          61,239           48,279           37,600
                                                 -----------      -----------      -----------
   Operating income                                   18,535           18,862           13,738

Other income (expense):
   Other income (note 11)                              3,248            2,200            2,136
   Interest expense                                   (5,935)          (2,673)          (1,749)
                                                 -----------      -----------      -----------
      Earnings before income taxes                    15,848           18,389           14,125

Income tax expense (note 10)                           6,100            6,980            5,550
                                                 -----------      -----------      -----------

Net earnings                                     $     9,748      $    11,409      $     8,575
                                                 ===========      ===========      ===========

Earnings per share                               $      1.01      $      1.19      $      0.88
                                                 ===========      ===========      ===========

Weighted average common shares outstanding         9,671,932        9,603,878        9,728,492
                                                 ===========      ===========      ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                                  Foreign
                                          Common Stock             Additional                     currency         Total
                                  -----------------------------     paid-in        Retained      translation    stockholders'
                                     Shares          Amount         capital        earnings      adjustment        equity
                                   ----------      ----------      ----------     ----------     ----------      ----------
Balances at September 30, 1993      9,788,368      $       97           $--       $   26,462     $     --        $   26,559

Purchases and retirement of
previously issued shares             (148,600)           (1)             --           (1,245)          --            (1,246)

Net earnings                             --              --              --            8,575           --             8,575
                                   ----------      ----------      ----------     ----------     ----------      ----------

Balances at September 30, 1994      9,639,768              96            --           33,792           --            33,888

Purchases and retirement of
previously issued shares              (44,000)           --              --             (437)          --              (437)

Net earnings                             --              --              --           11,409           --            11,409

Foreign currency translation
adjustment                               --              --              --             --               13              13
                                   ----------      ----------      ----------     ----------     ----------      ----------

Balances at September 30, 1995      9,595,768              96            --           44,764             13          44,873

ISSUANCE OF SHARES FOR
SOIL TEQ'S MINORITY INTEREST
(NOTE 16)                             100,000               1           2,699           --             --             2,700

NET EARNINGS                             --              --              --            9,748           --             9,748

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT                               --              --              --             --               22              22
                                   ----------      ----------      ----------     ----------     ----------      ----------

BALANCES AT SEPTEMBER 30, 1996      9,695,768      $       97      $    2,699     $   54,512     $       35      $   57,343
                                   ==========      ==========      ==========     ==========     ==========      ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                          Years ended September 30,
                                                                     ------------------------------------
                                                                       1996          1995          1994
                                                                     --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                       $  9,748      $ 11,409      $  8,575

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Depreciation and amortization                                         8,015         4,831         3,429
  Gain on sale of equipment                                              (130)          (12)         (327)
  Minority interest in net earnings (loss) of
      Soil Teq, Inc.                                                     --             183          (234)
  Interest earned but not received on notes
      receivable from tax increment financing                             (53)          (36)          (73)
  Increase in deferred income tax benefits                             (1,160)         (990)         (480)
  Changes in operating assets and liabilities, net of
      effects of acquisition:
      Accounts receivable                                                (928)       (5,892)       (5,192)
      Operating notes receivable                                        1,614        (1,525)       (2,879)
      Inventories                                                     (26,475)      (29,071)      (10,342)
      Other current assets                                               (139)          452          (522)
      Accounts payable                                                 (6,158)        7,455         4,602
      Customer prepayments and deferred income                          1,832        (4,412)        6,350
      Accrued expenses                                                  2,433         3,173         2,155
      Income taxes                                                        (54)        1,730           (63)
                                                                     --------      --------      --------
  Cash provided by (used in) operating activities                     (11,455)      (12,705)        4,999

CASH FLOWS FROM INVESTING ACTIVITIES:
  Retirement of short-term investments
      for industrial revenue bond fund                                      1          --              80
  Repayment of note and interest receivable
      from tax increment financing                                        166           326           212
  Purchase of property and equipment                                  (10,022)      (15,640)      (10,034)
  Decrease (increase) in rental equipment                              (1,308)          287          (367)
  Proceeds from sale of equipment                                         218            28           363
  Increase in other assets                                             (1,398)         (302)         (134)
  Capital contributed by Soil Teq's minority owner                       --             240           240
                                                                     --------      --------      --------
      Cash used in investing activities                               (12,343)      (15,061)       (9,640)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                       Years ended September 30,
                                                               ---------------------------------------
                                                                  1996          1995            1994
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in checks outstanding in excess
         of cash balances                                      $  (2,330)     $   1,630      $     (71)
       Proceeds from notes payable - banks                        71,180          5,000           --
       Repayments on notes payable - banks                       (41,180)          --             --
       Proceeds from long-term borrowings                         67,100        103,405         44,000
       Repayments of long-term borrowings                        (70,994)       (81,845)       (38,042)
       Purchase of common stock                                     --             (437)        (1,246)
                                                               ---------      ---------      ---------
         Cash provided by financing activities                    23,776         27,753          4,641

       Foreign currency translation adjustment                        22             13           --
                                                               ---------      ---------      ---------

       Net change in cash                                           --             --             --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      --             --             --
                                                               ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    --        $    --        $    --
                                                               =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
         Interest                                              $   5,100      $   2,430      $   1,210
         Income taxes                                              7,209          6,084          6,090


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     On December 27, 1995, the Company acquired the minority interest in Soil Teq, Inc. for 100,000 shares of the Company's common stock valued at $2,700 and a $480 promissory note.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996, 1995 and 1994
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of Ag-Chem Equipment Co., Inc. and its subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FUTURE CHANGES IN ACCOUNTING PRINCIPLES
     The Company believes that neither Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Asset and for Long-Lived Assets to be Disposed nor SFAS No. 123. Accounting for Stock-Based Compensation, will have a material effect on the consolidated financial statements when they are adopted by the Company in fiscal 1997. The Company intends to adopt the footnote disclosure requirement of SFAS No. 123 and retain its current accounting for stock-based compensation.

CONCENTRATION OF CREDIT RISK
     The Company extends credit primarily to agricultural cooperatives and dealers in the United States and Canada, and to international distributors. The Company also provides financing for the sales of equipment through notes receivable and operating leases.

MINORITY INTEREST
     On December 27, 1995, the Company purchased the remaining 40 percent interest in Soil Teq, Inc. (see note 16).

INVENTORIES
     All inventories except used equipment are stated at the lower of cost or market. Cost is determined using the last in, first out (LIFO) method for all inventories other than used equipment. Used equipment is valued at amounts which do not exceed estimated fair market value.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost. Depreciation and amortization of all property, plant and equipment is computed on straight-line and accelerated methods over the following estimated useful lives:

                                                      Years
                                                      -----
Land improvements                                     15-20
Buildings and improvements                            15-40
Rental property                                        5-40
Machinery and equipment                                5-10
Rental equipment                                          5
Transportation equipment                                3-5
Office equipment and furniture                         5-10
Computer equipment                                      5-7

INDUSTRIAL REVENUE BOND ISSUE
     Reserve bond funds relate to industrial revenue bonds issued by the City of Jackson, Minnesota to finance the acquisition of a portion of the Company's Jackson, Minnesota facilities and will be used to pay principal and interest due on the bonds only when amounts deposited by the Company are insufficient.

     Industrial revenue bond issuance costs have been deferred and are being amortized over the term of the bonds using the effective interest method.

INTANGIBLE AND OTHER ASSETS
     Intangible and other assets, net of accumulated amortization, consists of the following:

                                     September 30,
                            --------------------------------
                                 1996             1995
                            --------------    --------------
Excess of purchase
  price over fair
  market value of net
  assets purchased             $2,508            $1,153

Technology rights
  related to purchase
  of Soil Teq, Inc.               ---               163

Non compete
  agreements                      416               100

Deferred financing
  costs                           400               355
Manufacturing and
  marketing rights                860               ---

Other                             184                76
                            --------------    --------------
Total intangible and
  other assets                 $4,368            $1,847
                            ==============    ==============

     Intangible and other assets are capitalized at cost and, except for deferred financing costs, are amortized on a straight-line basis over periods ranging from two to ten years. Deferred financing costs are being amortized over the term of the financing using the effective interest method.

     Management periodically assesses the amortization period and recoverability of the carrying amounts of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

RESEARCH AND DEVELOPMENT EXPENDITURES
     The Company's research and development expenditures are expensed as incurred and totaled $7,208, $5,301 and $3,722 for the years ended September 30, 1996, 1995 and 1994, respectively.

INCOME TAXES
     The Company has adopted Statement of Financial Accounting Standards No.
109. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amount and tax basis of assets and liabilities. The Company provides for deferred taxes at the enacted tax rate that is expected to apply when the temporary differences reverse.

FOREIGN CURRENCY TRANSLATION
     For the Company's Dutch operation, the Dutch guilder is considered the functional currency. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation effects are accumulated in the foreign currency adjustment caption in stockholders' equity.

EARNINGS PER SHARE
     Earnings per common share are computed based upon the weighted average number of common shares outstanding during the respective years.

     In May 1995, the Board of Directors declared a four-for-one stock split effected in the form of a stock dividend. Par value remained at $.01 per share. All share and per share amounts have been restated to retroactively reflect the stock split.

PROFIT SHARING PLAN
     The Company made contributions of $4,778, $4,487 and $3,631 to its profit sharing plan in fiscal 1996, 1995 and 1994, respectively.

STATEMENTS OF CASH FLOWS
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

2.   INVENTORIES
     Inventories consist of the following:

                                    September 30,
                          ---------------------------------
                                1996              1995
                          --------------     --------------
Finished goods                $57,248           $39,546
Resale parts                   17,909            13,996
Work in process                11,195             6,661
Raw materials                  21,147            19,487
                          --------------     --------------
Total                         107,499            79,690
Less LIFO
  reserve                     (11,480)           (9,442)
                          --------------     --------------
Total                          96,019            70,248
Used equipment                  6,292             5,588
                          --------------     --------------
Total inventories            $102,311           $75,836
                          ==============     ==============

     If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $11,480 and $9,442 at September 30, 1996 and 1995, respectively.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                    September 30,
                          --------------------------------
                               1996             1995
                          -------------     --------------
Land                          $1,221           $1,224
Land
  improvements                 3,648            1,251
Buildings and
  improvements                19,808           19,045
Machinery and
  equipment                   18,995           15,803
Rental property                4,285            4,285
Rental equipment
  (note 4)                     5,473            4,166
Transportation
  equipment                    2,669            1,568
Office equipment
  and furniture                3,109            3,005
Computer
  equipment                    6,928            5,783
                          -------------    ---------------
                              66,136           56,130
Less accumulated
  depreciation and
  amortization               (23,439)          (17,808)
                          -------------    ---------------
Net property, plant
  and equipment              $42,697           $38,322
                          =============    ===============


4.   RENTAL EQUIPMENT
     The Company leases equipment to customers through operating leases, the majority of which are cancelable. The net investment in equipment leased to customers under operating leases is as follows:

                                  September 30,
                      -------------------------------------
                           1996                  1995
                      ---------------      ----------------
Rental
  equipment               $5,473              $ 4,166
Less
  accumulated
  depreciation            (1,996)               (1,759)
                      ---------------      ----------------
Net rental
  equipment               $3,477              $ 2,407
                      ===============      ================

     Future minimum rentals receivable under non-cancelable operating leases at September 30, 1996 are as follows:

    Year ending September 30,                     Amount
    -------------------------                     ------
    1997                                            $307
    1998                                              64
    1999                                              26
                                               ------------
             Total                                  $397
                                               ============

5.   NOTES RECEIVABLE
     The Company provides financing to customers with notes receivable which bear interest between 8.0% to 13.0%. These notes are payable in installments over 1 to 5 years and are secured primarily with the equipment sold to the customer. Principal maturities of notes receivable are as follows:

   Year ending September 30,                  Amount
   -------------------------                  ------

   1997                                       $1,950
   1998                                        1,980
   1999                                        1,704
   2000                                          935
   2001                                          115
                                           --------------
              Total                           $6,684
                                           ==============

6.   ACCRUED EXPENSES
     Accrued expenses consist of the following:

                                    September 30,
                        ----------------------------------
                              1996               1995
                        ---------------    ---------------

Compensation                 $10,839            $8,812
Warranty                       1,132             1,189
Taxes other
  than income                  1,898             1,847
Health
  insurance                    1,464             1,205
Interest                       1,716               901
Other                          1,137             1,799
                        ---------------    ---------------
     Total                   $18,186           $15,753
                        ===============    ===============

7.   NOTES PAYABLE TO BANKS
     In June 1996, the Company refinanced its line of credit agreement with three banks. The Company is required to pay a commitment fee of 0.125 to 0.375 percent of the average daily unused portion of the line of credit. The terms of the amended agreement requires the Company to maintain a tangible net worth of $35 million plus 75% of each fiscal year's net earnings, certain working capital, net worth and debt to net worth ratios as well as limits the amount of capital expenditures, distributions and indebtedness.

     The new line of credit agreements allow aggregate borrowings up to $65 million, of which $40 million is due in June 1997 and $25 million is payable in January 1999. As of September 30, 1996, $45,055 was outstanding compared to $34,825 in the prior year. The weighted average interest rate on short-term borrowings outstanding was 8.25% as of September 30, 1996.

     The Company's European subsidiary has a line of credit agreement with a bank. The agreement, allows aggregate borrowings up to 8.0 million Dutch guilders (approximately $4,700) of which 7.0 million expires on October 1, 1997 and 1.0 million is due on March 1, 1997. Borrowings under this line of credit, which were $4,407 at September 30, 1996, bear interest at the Dutch prime rate (4.5% at September 30, 1996) plus 1.5 percent and are secured by substantially all of the subsidiary's assets which aggregate approximately $11,280. Borrowings under this agreement are classified as long-term debt.

8.   LONG-TERM DEBT
     Long-term debt consists of the following:

                                       September 30,
                             ----------------------------------
                                   1996              1995
                             ---------------     --------------
Industrial revenue
  bonds with the City of
  Jackson, MN payable
  in varying annual
  amounts beginning in
  December 1991
  through 2009 with
  interest from 7.10%
  to 8.75 %                        $6,320           $6,555
Note payable under line
  of credit with three
  banks with interest at
  the banks' reference
  rate due January 1999
  (see note 7)                      5,055              ---
Note payable under
  line of credit with two
  banks with interest at
  the banks' reference
  rate due April 1997
  (see note 7)                        ---           11,825
Notes payable under
  line of credit with two
  banks with interest at
  1.5% above the
  LIBOR rate due April
  1997 (see note 7)                   ---           18,000
Note payable in five
  annual installments of
  $3 million
  commencing in April
  1997 with interest
  payable semiannually
  at 6.83%                         15,000           15,000
Note payable in seven
  annual installments of
  $2,143 commencing in
  April 1999 with
  interest payable
  semiannually at 7.25%            15,000              ---
Note payable in Dutch
  guilders under line of
  credit with a bank with
  interest at 1.5% over
  the bank's reference
  rate of 4.5% due Oct-
  ober 1997
  (see note 7)                      4,407            3,147
Notes payable to
  former owner of
  European distributor-
  ship with interest at 6
  percent due October
  1997                              1,550            2,647
Miscellaneous notes
  payable                           1,167              219
                                  -------          -------
                                   48,499           57,393
Less current
  installments                      5,165              288
                                  -------          -------
                                  $43,334          $57,105
                                  =======          =======

     Scheduled annual maturities of long-term debt are as follows:

   Years ending September 30,                     Amount
   --------------------------                     ------
   1997                                           $5,165
   1998                                            7,895
   1999                                           10,716
   2000                                            5,687
   2001                                            5,620
   Thereafter                                     13,416
                                                 -------
     Total                                       $48,499
                                                 =======

     Industrial revenue bonds are secured by a mortgage on a manufacturing plant in Jackson, Minnesota and a security interest in equipment purchased with bond proceeds. The industrial revenue bonds are payable in escalating yearly installments commencing December 1, 1992 through December 1, 2003 of $180 to $410, respectively. The bonds bear interest which escalates from 7.10 percent for the December 1, 1992 installment to 8 percent for the December 1, 2003 installment. The Company is required to fund a bond sinking fund with escalating annual payments of $440 on December 1, 2003 to $730 on December 1, 2009 for an aggregate of $4,040. The final balloon payment on the bonds of $4,040 bears interest at 8.75 percent and is to be paid from the bond sinking fund which is due on December 1, 2009. Under the terms of the agreement, the Company is required to meet certain debt covenants.

     Both $15,000 notes payable contain certain restrictive covenants as to additional borrowings and requires the Company to maintain certain financial ratios.

9.   FINANCIAL INSTRUMENTS
     Most of the Company's financial instruments are recorded on the balance sheet. Quoted market prices generally are not available for all of the Company's financial instruments. Accordingly, fair values are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

ACCOUNTS RECEIVABLE, NET
As the average collection period for these is less than 45 days, the carrying amount approximates fair value.

NOTES RECEIVABLE
The fair values of fixed rate notes receivable are estimated by discounting future cash flows using current discount rates that reflect the risks associated with similar types of loans.

BOND FUNDS
The carrying amounts approximate fair value due to the short maturity of these instruments.

NOTE PAYABLE TO BANK
The carrying amounts approximate fair value due to the short maturity of these instruments.

ACCOUNTS PAYABLE, CHECKS OUTSTANDING IN EXCESS OF CASH BALANCES, AND ACCRUED EXPENSES
The carrying amounts approximate fair value due to the short maturity of these instruments.

LONG-TERM DEBT
The fair value of the Company's long-term debt was estimated based on the amount of future cash flows associated with each instrument discounted using the current rates offered to the Company for similar debt instruments of comparable maturity.

     The carrying amount and estimated fair values of the Company's financial instruments at September 30, 1996 and 1995 are summarized as follows:

                                           1996
                              ---------------------------------
                                 CARRYING          ESTIMATED
                                  AMOUNT          FAIR VALUE
                              --------------    ---------------
Accounts receivable,
  net                             $22,901          $22,901
Notes receivable and
  accrued interest
  receivable                        6,980            7,085
Note receivable from
  tax increment
  financing                           457              457
Bond funds                            744              744
Accounts payable                   12,645           12,645
Checks outstanding in
  excess of cash
  balances                            293              293
Accrued expenses                   18,186           18,186
Long-term debt                     48,499           48,395
Note payable to banks              40,000           40,000


                                            1995
                              ----------------------------------
                                 Carrying         Estimated
                                  Amount          Fair Value
                              -------------    ----------------
Accounts receivable,
  net                             $21,973          $21,973
Notes receivable and
  accrued interest
  receivable                        8,594            8,706
Note receivable from
  tax increment
  financing                           570              570
Bond funds                            745              745
Accounts payable                   18,803           18,803
Checks outstanding in
  excess of cash
  balances                          2,623            2,623
Accrued expenses                   15,753           15,753
Long-term debt                     57,393           57,905
Note payable to banks               5,000            5,000

     The Company from time to time selectively uses derivative instruments to reduce financial risk of interest rates and foreign currency. Interest rate swap and foreign exchange agreements are made with highly rated financial institutions. The Company has exposure associated with derivative agreements to the extent these agreements have positive value. The Company does not have a significant concentration of risk with any single party. At September 30, 1996, the Company's Dutch subsidiary has entered into foreign currency exchange contracts with a nominal amount of $1,000 to hedge certain dollar denominated payments to its parent in the first quarter of fiscal 1997. The fair value of such agreements are not material to the Company's consolidated financial position or results of operations.

10.  INCOME TAXES
     The provision for income tax expense (benefit) consists of the following:

                  Federal         State        Total
                  -------         -----        -----

                           1996
                           ----
CURRENT            $6,060       $1,200         $7,260
DEFERRED           (1,000)        (160)        (1,160)
                   ------       ------         ------
TOTAL              $5,060       $1,040         $6,100
                   ======       ======         ======


                           1995
                           ----
Current            $6,570        $1,400        $7,970
Deferred             (870)         (120)         (990)
                   ------        ------        ------
Total              $5,700        $1,280        $6,980
                   ======        ======        ======

                           1994
                           ----
Current            $4,880        $1,150        $6,030
Deferred             (431)          (49)         (480)
                   ------        ------        ------
Total              $4,449        $1,101        $5,550
                   ======        ======        ======

     The actual tax expense for 1996, 1995 and 1994 differs from the "expected" tax expense for those years (computed by applying the United States federal corporate rate of 35 percent in earnings before income taxes) as follows:

                                 1996        1995        1994
                                 ----        ----        ----
Expected tax, at
  statutory rates               $5,546      $6,436      $4,944
State taxes, net of
  federal tax effect               676        832         716
Increase(decrease)in
  valuation allowance
  for deferred tax
  assets                          (310)      (206)        230
Tax benefit of foreign
  sales corporation               (140)      (131)        (91)
Goodwill, technology
  rights amortization              176         62          62
Other, net                         152        (13)       (311)
                                ------     ------      ------
Actual tax expense              $6,100     $6,980      $5,550
                                ======     ======      ======

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 1996 and 1995 are as follows:

                                      1996           1995
                                      ----           ----
Inventory                            $2,756         $2,147
Accrued warranty                        331            269
Accrued vacation                        319            270
Deferred revenue                        162            108
Subsidiary's net operating
  tax loss carryforward                 850            800
Intangibles                             240            308
Fixed assets                            161            202
Other                                   303            228
                                     ------         ------
  Gross deferred tax assets           5,122          4,332


Land donation to City
  of Jackson
                                       (101)          (101)
Research and development
  expenditures                          ---            (22)
Other                                   ---            (38)
                                     ------         ------
Gross deferred tax
  liabilities                          (101)          (161)
                                     ------         ------


Valuation allowance                    (490)          (800)
                                     ------         -----
  Net deferred tax asset             $4,531         $3,371
                                     ======         ======

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                         1996           1995
                                         ----           ----
Valuation allowance at
  beginning of year                       $800         $1,006
Decrease in
  valuation allowance                     (310)          (206)
                                       -------         ------
Valuation allowance at
  end of year                             $490           $800
                                       =======         ======

     The valuation allowance is necessary due to uncertainty over the future utilization of the net operating loss carryforwards of Soil Teq, which are approximately $2,200 as of September 30, 1996. The future use of approximately $1,600 of these loss carryforwards will be limited because of the ownership change which occurred for tax purposes when the Company acquired Soil Teq. Soil Teq's net operating loss carryforwards expire in 2001 through 2009.

11.  OTHER INCOME
     Other income consists of the following:

                               Years ended September 30,
                               1996         1995         1994
                               ----         ----         ----
Interest income
  and finance charges         $1,000       $1,274        $738
Gain on sale of
  property, plant and
  equipment                       96           12         327
Income from rental
  properties, net
  of expenses                    217          287         358
Lawsuit award                  1,026          ---         ---
Miscellaneous income             909          627         713
                              ------       ------      ------
Total                         $3,248       $2,200      $2,136
                              ======       ======      ======

12.  LEASES
     Rent expense under operating leases amounted to $1,684, $1,293 and $1,172 for offices, warehouses and equipment, and $1,315, $889 and $792 for autos and trucks in fiscal 1996, 1995, and 1994, respectively.

     The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non cancelable terms in excess of one year as of September 30, 1996. Commitments for autos and trucks have not been included since most of these leases are cancelable upon specified notice.

Years ending September 30,                       Amount
----------------------------                ----------------
1997                                               $713
1998                                                371
1999                                                309
2000                                                309
2001                                                 83
Thereafter                                          898
                                            ----------------
     Total                                       $2,683
                                            ================

     Several parts and service centers are leased under agreements classified as operating leases. Most leases can be renewed at fair rental value for additional periods. One building may be purchased at periodic intervals at a decreasing percentage of the lessor's original capital investment. Upon exercise of the purchase option, the Company may exercise three 20-year lease options for use of the land.

     The Company leases its Benson, Minnesota facility under a long-term lease which expires in September 2012 with monthly lease payments of $7. The Company has the right to purchase the property subject to the lease at any time during the lease term for an amount not greater than $100 plus an amount, defined by the lease agreement, which approximates the remaining outstanding lease balance.

13.  COMMITMENTS AND CONTINGENT
     LIABILITIES
     The Company is involved in several legal actions at September 30, 1996, the ultimate settlement of which is not expected to have a material effect on the consolidated financial condition of the Company.

14.  RELATED PARTY TRANSACTIONS
     In fiscal 1994 the Company repurchased 4,000 shares of its common stock at the prevailing market price from officers of the Company for an aggregate cost of $34. In fiscal 1996, 1995 and 1994, legal services in the amount of $450, $758 and $589, respectively, were provided by a law firm in which a director and stockholder of the Company is a partner.

15.  SEGMENT INFORMATION
     For fiscal 1996, 1995 and 1994 the members of a farming co-op accounted for 22.2%, 17.8% and 17.5% of net sales, respectively. Export sales were 10.7%, 8.8% and 9.1% of net sales in fiscal 1996, 1995 and 1994, respectively.

16.  ACQUISITION
     On December 27, 1995, the Company acquired the remaining interest in Soil Teq, Inc. for 100,000 shares of its common stock valued at $2,700 and a promissory note for $480 which accrues interest at 7% in an acquisition accounted for as a purchase. The purchase price was `allocated primarily to goodwill which will be amortized over a 5-year period.

17.  SELECTED CONSOLIDATED FINANCIAL DATA - QUARTERLY (UNAUDITED)

                                                                                           EARNINGS PER
      1996               NET SALES           GROSS PROFIT           NET EARNINGS            SHARE (1)
      ----               ---------           ------------           ------------            ---------

1ST QUARTER                $44,951             $13,626               $   359                  $.04
2ND QUARTER                101,385              28,509                 6,355                   .66
3RD QUARTER                 69,681              17,262                 1,163                   .12
4TH QUARTER                 64,135              20,377                 1,871                   .19
                     ------------------   -------------------    ------------------     -----------------
  TOTAL                   $280,152            $ 79,774                $9,748                 $1.01
                     ==================   ===================    ==================     =================

      1995
1st Quarter                $31,565            $ 10,220              $    230               $   .02
2nd Quarter                 95,485              26,886                 7,774                   .81
3rd Quarter                 56,922              16,375                 2,206                   .23
4th Quarter                 49,880              13,660                 1,199                   .13
                     ------------------   -------------------    ------------------     -----------------
  Total                  $ 233,852            $ 67,141             $  11,409                 $1.19
                     ==================   ===================    ==================     =================

         (1) In May 1995, the Board of Directors declared a four-for-one stock split effected in the form of a stock dividend. Par value remained at $.01 per share. All per share amounts have been restated to retroactively reflect the stock split.





                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.

Under date of November 8, 1996, we reported on the consolidated balance sheets of Ag-Chem Equipment Co., Inc. as of September 30, 1996 and 1995 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three year period ended September 30, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              KPMG Peat Marwick LLP



Minneapolis, Minnesota
November 8, 1996




SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                            Additions
                                         Balance at         charged to          Deductions            Balance at
                                        beginning of          costs                from                 end of
Description                                period          and expenses        reserves (a)             period
                                      ----------------- ------------------- -------------------- -------------------

Allowances for possible losses
 on accounts receivable:

Year ended September 30, 1996               $334                 $188              ($129)                 $393


Year ended September 30, 1995               $130                 $308              ($104)                 $334


Year ended September 30, 1994               $130                 $  6                ($6)                 $130



Notes:
           (a) Bad debt write-offs