Form 10-Q
period 1996-12-31
AG-CHEM EQUIPMENT CO INC
filed 1997-02-14
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

_X_       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to_____.

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

                                                   __X__ Yes _____ No

         As of January 31, 1996, there were outstanding, 9,695,768 shares of the issuers' Common Stock, $.01 par value per share.


                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS..........................................   2

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS...............................................   8

                                     PART II
ITEM 1.      LEGAL PROCEEDINGS.............................................  10


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..............................  10

SIGNATURES   ..............................................................  11

EXHIBITS     ..............................................................  12




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)

                                                                     December 31,      September 30,
                           ASSETS                                        1996              1996
                           ------                                -------------------  ---------------

CURRENT ASSETS:
   Accounts receivable, less allowance for
    doubtful accounts of $455 and $393, respectively                  $   24,697         $ 22,901
   Notes receivable, current portion, and
    accrued interest receivable                                            2,334            2,442
   Inventories                                                           117,325          102,311
   Deferred income tax benefits                                            5,117            4,531
   Prepaid expenses and other current assets                                 695              570
                                                                       ---------         --------
     Total current assets                                                150,186          132,755

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION OF $25,006 AND $23,439, RESPECTIVELY                        42,656           42,697

OTHER ASSETS:
   Notes receivable, long-term portion                                     4,147            4,995
   Bond funds held by trustees                                               735              744
   Intangible and other assets, net of accumulated
    amortization of $1,893 and $3,463, respectively                        4,175            4,368
                                                                       ---------         --------
     Total other assets                                                    9,057           10,107
                                                                       ---------         --------

Total assets                                                           $ 201,881         $185,559
                                                                       =========         ========



SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



     LIABILITIES AND STOCKHOLDERS' EQUITY               December 31,         September 30,
     ------------------------------------                   1996                 1996
                                                        ------------         -------------

CURRENT LIABILITIES:
   Current installments of long-term debt                $  4,651               $  5,165
   Note payable to bank                                    40,000                 40,000
   Accounts payable                                        14,787                 12,645
   Checks outstanding in excess of cash balances            2,633                    293
   Customer prepayments                                    11,156                  6,036
   Accrued expenses (note 3)                               11,245                 18,186
   Deferred income                                            703                    389
   Accrued income taxes                                     1,171                  2,168
                                                         --------               --------
 Total current liabilities                                 86,346                 84,882


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                  57,194                 43,334
                                                         --------               --------

Total liabilities                                         145,540                128,216

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value
      Authorized, 40,000,000 shares; issued and
      outstanding, 9,695,768 shares                            97                     97
   Additional paid in capital                               2,699                  2,699
   Retained earnings                                       55,506                 54,512
   Foreign currency translation adjustment                     39                     35
                                                         --------               --------
   Total stockholders' equity                              58,341                 57,343
                                                         --------               --------
Total liabilities and stockholders' equity               $201,881               $185,559
                                                         ========               ========




SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands Except Per Share Amounts)
                 (UNAUDITED)
                                               Three Months Ended December 31,
                                               -------------------------------
                                                    1996            1995
                                                ------------    ------------
Net sales                                      $    56,290    $    44,951
Cost of sales                                       39,151         31,325
    Gross profit                                    17,139         13,626

Selling, general and administrative expenses        14,637         12,362
                                               -----------    -----------
    Operating income                                 2,502          1,264

Other income (expense):
    Other income                                       863            530
    Interest expense                                (1,731)        (1,235)
                                               -----------    -----------
      Earnings before income taxes                   1,634            559

Income tax expense                                     640            200
                                               -----------    -----------
Net earnings                                   $       994    $       359
                                               ===========    ===========
Earnings per share                             $      0.10    $      0.04
                                               ===========    ===========
Weighted average common shares
   outstanding                                   9,695,768      9,600,164
                                               ===========    ===========



SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO. INC. AND SUBSIDIARIES
(Dollars In Thousands)
                (UNAUDITED)
                                              Three Months ended December 31,
                                              -------------------------------
                                                 1996                 1995
                                              -----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                  $     994             $     359

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
   USED IN OPERATING ACTIVITIES:
   Depreciation and amortization                    1,997                 1,010
   Loss (Gain) on sale of assets                       14                   (13)
   Increase in deferred income tax benefits          (586)                 (615)
   Changes in operating assets and liabilities:
     Accounts receivable                           (1,796)               (1,951)
     Operating notes receivable                       956                 2,812
     Inventories                                  (15,014)              (29,987)
     Other current assets                            (125)                    2
     Accounts payable                               2,142                 6,269
     Customer prepayments and deferred income       5,434                15,243
     Accrued expense                               (6,941)               (4,814)
     Income taxes                                    (997)               (1,201)
                                                  ---------            ---------
   Cash used in operating activities              (13,922)              (12,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Retirement of short-term investments
    for industrial revenue bond                         9                    17
   Purchase of property, plant and equipment       (1,026)               (4,251)
   Increase in rental equipment                      (693)                 (452)
   Proceeds from sale of equipment                      2                    13
   Increase in other assets                           (60)                 (467)
                                                   ---------          ----------
     Cash used in investing activities             (1,768)               (5,140)



SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                Three months ended December 31,
                                                -------------------------------

                                                      1996           1995
                                                ----------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks outstanding
    in excess of cash balances                           2,340      (1,509)
   Proceeds from long-term borrowing                    32,625      30,000
   Repayments of long-term borrowing                   (19,279)    (10,500)
                                                       -------     -------
    Cash provided by financing activities               15,686      17,991

   Foreign currency translation adjustment                   4          35
                                                      --------    --------

   Net increase in cash                                   --          --
   Cash at beginning of period                            --          --
                                                      --------    --------
   Cash at end of period                                  --      $   --
                                                      ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                            1,731    $  1,305
     Income taxes                                        2,255    $  2,915


Supplemental disclosure of non-cash investing and financing activities:
  On December 27, 1995, the Company acquired the minority interest in Soil Teq Inc. for 100,000 shares of the Company's common stock valued at $2,700 and a $480 promissory note. As a result, the Company owns 100% of Soil Teq Inc.



SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(In Thousands)
                 (UNAUDITED)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1996 included in the Company's annual report on Form 10-K. Results of the interim periods are not necessarily indicative of the results for an entire year.


(2)    INVENTORIES

       Inventories consist of the following:
                                                   December 31,   September 30,
                                                       1996           1996
                                                   ------------   -------------

Finished goods                                      $  62,524      $  57,248
Resale parts                                           20,732         17,909
Work in process                                        13,106         11,195
Raw materials                                          24,636         21,147
                                                     ---------      ---------
  Total                                               120,998        107,499
Less LIFO reserve                                     (11,843)       (11,480)
                                                     ---------      ---------
  Total                                               109,155         96,019
Used equipment                                          8,170          6,292
                                                     ---------      ---------
Total inventories                                   $ 117,325      $ 102,311
                                                     =========      ========

       If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $11,843 at December 31, 1996 and $11,480 at September 30, 1996.


(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                              December 31,  September 30,
                                                  1996           1996
                                             ------------   -------------
         Compensation                           $ 3,740        $10,839
         Warranty                                 1,170          1,132
         Taxes other than income                    994          1,898
         Health insurance                         1,743          1,464
         Interest                                   892          1,716
         Other                                    2,706          1,137
                                                ---------      ---------
             Total                              $11,245        $18,186
                                                =========      ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1995

         Consolidated net sales increased by $11,339 or 25.2 percent in the three-month period ended December 31, 1996 from the three-month period ended December 31, 1995 to $56,290. The increase was primarily the result of an increase in RoGator and pre-emergence fertilization equipment sales due to increased unit shipments. The increased unit shipments were largely due to improved finished goods availability and faster configuration of custom orders.

         Consolidated gross profit for the three-month period ended December 31, 1996 increased $3,513 or 25.8 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 30.4 percent and 30.3 percent for the three-month periods ended December 31, 1996 and 1995, respectively.

         Consolidated sales, general and administrative ("S,G&A") expenses increased $2,275 or 18.4 percent in the three-month period ended December 31, 1996 as compared to the prior-year period. This increase is largely attributed to a 19.2 percent or $1,611 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's sales growth and new product development. All other S,G&A expenses increased by 16.7 percent or $664. S,G&A expenses as a percent of net sales was 26.0 percent and 27.5 percent in the three-month periods ended December 31, 1996 and 1995, respectively.

         As a result of the above, operating income was $2,502 and $1,264 in the three-month periods ended December 31, 1996 and 1995, respectively.

         Other income increased 62.8 percent to $863 in the current three-month period as compared to the prior year three-month period. The increase was due to improved earnings from the Company's rental property.

         Interest expense increased 40.2 percent to $1,731 in the current three-month period ended as compared to the prior year period due to increased borrowings to support the Company's working capital requirements and plant expansions. Working capital requirements were higher due to lower customer prepayments at December 31, 1996, compared to December 31, 1995.

         The effective tax rate in the three-month periods ended December 31, 1996 and 1995 was 39.2 percent and 35.7 percent, respectively. The increase in the effective tax rate was primarily the result of additional non-deductible goodwill amortization related to the Soil Teq acquisition in December 1995.

         As a result of the above, net earnings were $994 and $359 in the three-month periods ended December 31, 1996 and 1995, respectively. Earnings per share were $.10 and $.04 for the three-month periods ended December 31, 1996 and 1995, respectively.


LIQUIDITY AND FINANCIAL POSITION - THREE MONTH PERIOD ENDED DECEMBER 31, 1996 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1995

         Net cash used in operating activities increased to $13,922 in the three-month period ended December 31, 1996, compared to $12,892 in the three-month period ended December 31, 1995. The major reason for this change was an increase in cash used in operating assets and liabilities to $16,344 from $13,627 in the three-month period ended December 31, 1996 and 1995, respectively. Inventories, net of increased accounts payable balances used cash of $12,872 compared to $23,718 during the three months ended December 31, 1996 and 1995, respectively, as inventories increased to $117,325 at December 31, 1996 as compared to $102,311 at September 30, 1996. This increase was the result of increased RoGator production in the first and second quarters of fiscal 1996 to meet growing product demand. The Company normally experiences the highest sales levels in the second quarter of the fiscal year. In addition accounts receivable increased $1,796 during the three months ended December 31, 1996, compared to an increase of $1,951 during the prior year period. This increased use of funds was partially offset by an increase in customer prepayments of $5,434 in the three months ended December 31, 1996 compared to an increase of $15,243 in the three months ended December 31, 1995. The lower increase in prepayments was primarily the result of increased unit shipments. The increase in shipments was due to improved finished goods availability and faster configuration of custom orders. Normally customer prepayments increase in the first quarter of each fiscal year.

         Cash used in investing activities in the three-month period ended December 31, 1996 was $1,768 compared to $5,140 in the prior-year period. This decreased use of cash was primarily due to prior-year investments in property, plant and equipment to support the Company's growth. In the three-month period ended December 31, 1996 property, plant and equipment increased by $1,026 compared to an increase of $4,251 in the three-month period ended December 31, 1995.

         Cash provided by financing activities was $15,686 in the three-month period ended December 31, 1996, compared to $17,991 in the prior period. The decrease in cash provided from financing activities was primarily the result of the net proceeds from long term borrowings of $13,346 compared to $19,500 during the three month periods ended December 31, 1996 and 1995, respectively. This decrease in net proceeds is primarily due to decreased working capital requirements that resulted from reduced inventory production during the second quarter of fiscal 1996 through the first quarter of fiscal 1997, and completion of the of the Company's plant expansions in Jackson and Benson, Minnesota.

         Working capital at December 31, 1996 was $63.8 million. As of December 31, 1996 the Company had $5.1 million of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 on file with the Securities and Exchange Commission. During the quarter ended December 31, 1996, the Company was not a party to any newly initiated legal proceedings and there have been no material developments during such period to existing legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         See the index to exhibits immediately preceding the exhibits filed with this report.

     (b) Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report was filed.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         AG-CHEM EQUIPMENT CO., INC.



Date:      February 10, 1997             By:      /s/ Alvin E. McQuinn
                                                  --------------------
                                                  Alvin E. McQuinn
                                                  Its:  Chief Executive Officer




Date:      February 10, 1997             By:      /s/ John C. Retherford
                                                  ----------------------
                                                  John C. Retherford
                                                  Its:  Chief Financial Officer






                              INDEX TO EXHIBITS

   Exhibit No.                        Title                                Page
   -----------                        -----                                ----

     11.1       Statement Regarding Computation of Per Share Earnings      13

     27         Financial Data Schedule                                    14