Form 10-Q
period 1997-03-31
AG-CHEM EQUIPMENT CO INC
filed 1997-05-12
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

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

                                ___X___ Yes _____ No

         As of April 30, 1997, there were outstanding, 9,680,268 shares of the issuers' Common Stock, $.01 par value per share.



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


                                    PART II

ITEM 1.        LEGAL PROCEEDINGS............................................ 12

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K............................. 12

SIGNATURES     ............................................................. 13

EXHIBITS       ............................................................. 14




PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)
--------------------------------------------------------------------------------------

                                                           March 31,     September 30,
                           ASSETS                            1997            1996
                                                           ---------     ------------
CURRENT ASSETS:
   Accounts receivable, less allowance for
     doubtful accounts of $449 and $393, respectively       $ 36,079       $ 22,901
   Notes receivable, current portion, and
     accrued interest receivable                               2,014          2,442
   Inventories (note 2)                                       88,494        102,311
   Deferred income tax benefits                                4,667          4,531
   Prepaid expenses and other current assets                     460            570
                                                            --------       --------
     Total current assets                                    131,714        132,755

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION  OF $26,264 AND $23,439, RESPECTIVELY          46,372         42,697

OTHER ASSETS:
   Notes receivable, long-term portion                         4,067          4,995
   Bond funds held by trustees                                   748            744
   Intangible and other assets, net of accumulated
     amortization of $2,102 and $3,463, respectively           4,007          4,368
                                                            --------       --------
     Total other assets                                        8,822         10,107
                                                            --------       --------

Total assets                                                $186,908       $185,559
                                                            ========       ========

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)
------------------------------------------------------------------------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY                             March 31,    September 30,
                                                                        1997           1996
                                                                      --------     ------------
CURRENT LIABILITIES:
   Current installments of long-term debt                             $  4,643       $  5,165
   Note payable to banks                                                20,300         40,000
   Accounts payable                                                     18,191         12,645
   Checks outstanding in excess of cash balances                         1,209            293
   Customer prepayments                                                 14,272          6,036
   Accrued expenses (note 3)                                            18,547         18,186
   Deferred income                                                       1,500            389
   Accrued income taxes                                                  5,008          2,168
                                                                      --------       --------
Total current liabilities                                               83,760         84,882

LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                               36,316         43,334
                                                                      --------       --------

Total liabilities                                                      119,986        128,216

STOCKHOLDERS' EQUITY:

   Common stock, $.01 par value
      Authorized, 40,000,000 shares; issued and
      outstanding, 9,690,768 and 9,695,768 shares, respectively             97             97
   Additional paid in capital                                            2,699          2,699
   Retained earnings                                                    63,693         54,512
   Foreign currency translation adjustment                                 433             35
                                                                      --------       --------
   Total stockholders' equity                                           66,922         57,343
                                                                      --------       --------
Total liabilities and stockholders' equity                            $186,908       $185,559
                                                                      ========       ========

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands Except Per Share Amounts)
           (UNAUDITED)
------------------------------------------------------------------------------------------------------

                                          Three Months Ended March 31,      Six Months Ended March 31,
                                             1997             1996             1997            1996
                                          ---------        ---------        ---------        ---------
Net sales                                 $ 130,618        $ 101,385        $ 186,908        $ 146,336
Cost of sales                                95,846           72,876          134,997          104,201
                                          ---------        ---------        ---------        ---------
   Gross profit                              34,772           28,509           51,911           42,135

Selling, general and administrative
expenses                                     20,149           17,323           34,786           29,685
                                          ---------        ---------        ---------        ---------
   Operating income                          14,623           11,186           17,125           12,450

Other income (expense):
   Other income                                 765              508            1,628            1,038
   Interest expense                          (1,541)          (1,339)          (3,272)          (2,574)
                                          ---------        ---------        ---------        ---------
     Earnings before income taxes            13,847           10,355           15,481           10,914

Income tax expense                            5,560            4,000            6,200            4,200
                                          ---------        ---------        ---------        ---------

Net earnings                              $   8,287        $   6,355        $   9,281        $   6,714
                                          =========        =========        =========        =========

Earnings per share                        $    0.86        $    0.66        $    0.96        $    0.70
                                          =========        =========        =========        =========

Weighted average common shares
outstanding                                   9,691            9,696            9,694            9,648
                                          =========        =========        =========        =========

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)
           (UNAUDITED)
---------------------------------------------------------------------------------

                                                        Six Months ended March 31,
                                                        -------------------------
                                                           1997          1996
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                          $  9,281      $  6,714

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization                            3,557         2,446
   Loss (Gain) on sale of assets                              140           (13)
   Increase in deferred income tax benefits                  (136)         (930)
   Changes in operating assets and liabilities:
     Accounts receivable                                  (13,178)       (6,589)
     Operating notes receivable                             1,356         3,404
     Inventories                                           13,817       (28,543)
     Other current assets                                     110            37
     Accounts payable                                       5,546         6,222
     Customer prepayments and deferred income               9,347         5,624
     Accrued expenses                                         361        (1,101)
     Income taxes                                           2,840         2,184
                                                         --------      --------
     Cash provided by (used in) operating activities       33,041       (10,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Retirement of short-term investments
     for industrial revenue bond                               (4)           (4)
   Purchase of property, plant and equipment               (3,323)       (8,216)
   Increase in rental equipment                            (3,512)       (2,022)
   Proceeds from sale of equipment                              8            13
   Increase in other assets                                  (584)         (546)
                                                         --------      --------
   Cash used in investing activities                       (7,415)      (10,775)

(CONTINUED ON NEXT PAGE)

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)
           (UNAUDITED)
--------------------------------------------------------------------------------------

                                                            Six months ended March 31,
                                                            --------------------------
                                                                1997          1996
                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in checks outstanding in excess of
     cash balances                                                 916          (680)
   Proceeds from notes payable - banks                          14,845          --
   Repayments of notes payable - banks                         (34,545)         --
   Proceeds from long-term borrowings                           50,580        33,462
   Repayments of long-term borrowings                          (57,720)      (11,435)
   Purchase of common stock                                       (100)         --
                                                              --------      --------
   Cash (used in) provided by financing activities             (26,024)       21,347

   Foreign currency translation adjustment                         398           (27)
                                                              --------      --------

   Change in cash                                                 --            --
   Cash at beginning of period                                    --            --
                                                              --------      --------
   Cash at end of period                                      $   --        $   --
                                                              ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                 $  3,272      $  1,567
     Income taxes                                             $  3,530      $  3,826


Supplemental disclosure of non-cash investing and financing activities:
  On December 27, 1995, the Company acquired the minority interest in Soil Teq
Inc. for 100,000 shares of the Company's common stock valued at $2,700 and a $480 promissory note. As a result, the Company owns 100% of Soil Teq Inc.

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)
           (UNAUDITED)
--------------------------------------------------------------------------------

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


(2)    INVENTORIES

       Inventories consist of the following:

                              March 31,    September 30,
                                1997           1996
                             ---------     ------------

       Finished goods        $  37,476      $  57,248
       Resale parts             22,385         17,909
       Work in process           7,142         11,195
       Raw materials            25,314         21,147
                             ---------      ---------
         Total                  92,317        107,499
       Less LIFO reserve       (12,207)       (11,480)
                             ---------      ---------
         Total                  80,110         96,019
       Used equipment            8,384          6,292
                             ---------      ---------
       Total inventories     $  88,494      $ 102,311
                             =========      =========

       If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $12,207 at March 31, 1997 and $11,480 at September 30, 1996.


(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                     March 31,   September 30,
                                      1997           1996
                                     --------    ------------

       Compensation                  $10,458       $10,839
       Warranty                        1,209         1,132
       Taxes other than income         2,359         1,898
       Health insurance                1,201         1,464
       Interest                        1,426         1,716
       Other                           1,894         1,137
                                     -------       -------
            Total                    $18,547       $18,186
                                     =======       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1996

         Consolidated net sales increased by $29,233 or 28.8 percent in the three-month period ended March 31, 1997 from the three-month period ended March 31, 1996. The increase was primarily the result of an increase in post-emergence and pre-emergence fertilization equipment sales due to increased unit shipments, rather than pricing changes. The increased unit shipments were largely due to more orders and faster configuration of custom orders. Sales of the Company's line of post-emergence equipment line grew by 34.5 percent during the three-month period ended March 31, 1997. During the same period, sales of pre-emergence equipment grew by 24.7 percent. As a result, sales of post-emergence equipment increased from 33.4 percent of total revenues during the three-month period ended March 31, 1996 to 34.8 percent of total revenues during the three-month period ended March 31, 1997. The Company expects sales of its post-emergence equipment to continue to increase at a faster rate than sales of its other product lines primarily because the market for post-emergence equipment is a new, rapidly growing market and because the Company holds a smaller market share than held by the Company's products in the pre-emergence equipment market.

         Consolidated gross profit for the three-month period ended March 31, 1997 increased $6,263 or 22.0 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 26.6 percent and 28.1 percent for the three-month periods ended March 31, 1997 and 1996, respectively. The primary reason for the lower margin percentage was special discounts given on the Company's carry-over of 1996 models in an effort to reduce inventory balances. The Company does not expect the decline in margin as a percentage of sales to be a continuing trend. Also, fixed costs, as a percentage of total product costs, increased as a result of plant expansions in Jackson and Benson Minnesota. These negative factors were partially offset by operating efficiencies.

         Consolidated selling, general and administrative ("S,G&A") expenses increased $2,826 or 16.3 percent in the three-month period ended March 31, 1997 as compared to the prior-year period. This increase is largely attributed to a
23.2 percent or $2,260 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's sales growth. All other S,G&A expenses increased by 7.4 percent or $566. S,G&A expenses as a percent of net sales were 15.4 percent and
17.1 percent in the three-month periods ended March 31, 1997 and 1996, respectively. In the prior year, S,G,&A expenses were increased in order to support anticipated sales growth and new product development. During such period, sales did not increase as rapidly as anticipated. This resulted in S,G,&A expenses representing a higher percentage of sales in the prior year period on an annual basis. The Company expects S,G,&A expenses to remain at approximately the same percentage of sales as previous periods.

         As a result of the above, operating income was $14,623 and $11,186 in the three-month periods ended March 31, 1997 and 1996, respectively.

         Other income increased 50.6 percent to $765 in the current three-month period as compared to the prior year three-month period. The increase was due to improved earnings from the Company's commercial rental property.

         Interest expense increased 15.1 percent to $1,541 in the current three-month period ended as compared to the prior year period due to increased borrowings to support the Company's working capital requirements. Base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The Company expects interest expense to decrease due to net repayments of notes payable.

         The effective tax rate in the three-month periods ended March 31, 1997 and 1996 was 40.2 percent and 38.6 percent, respectively. The increase in the effective tax rate was primarily the result of non-deductible losses incurred by the Company's Dutch subsidiary.

         As a result of the above, net earnings were $8,287 and $6,355 in the three-month periods ended March 31, 1997 and 1996, respectively. Earnings per share were $.86 and $.66 for the three-month periods ended March 31, 1997 and 1996, respectively.


RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1996

         Consolidated net sales increased by $40,572 or 27.7 percent in the six-month period ended March 31, 1997 from the six-month period ended March 31, 1996. The increase was primarily the result of an increase in post-emergence and pre-emergence fertilization equipment sales due to increased unit shipments, rather than pricing changes. The increased unit shipments were largely due to more orders and faster configuration of custom orders. Sales of the Company's line of post-emergence equipment line grew by 33.5 percent during the six-month period ended March 31, 1997. During the same period, sales of pre-emergence equipment grew by 23.5 percent. As a result, sales of post-emergence equipment increased from 31.4 percent of total revenues during the six-month period ended March 31, 1996 to 32.9 percent of total revenues during the six-month period ended March 31, 1997. The Company expects sales of its post-emergence equipment to continue to increase at a faster rate than sales of its other product lines primarily because the market for post-emergence equipment is a new, rapidly growing market and because the Company holds a smaller market share than held by the Company's products in the pre-emergence equipment market.

         Consolidated gross profit for the six-month period ended March 31, 1997 increased $9,776 or 23.2 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 27.8 percent and 28.8 percent for the six-month periods ended March 31, 1997 and 1996, respectively. The primary reason for the lower margin percentage was special discounts given on the Company's carry-over of 1996 models in an effort to reduce inventory balances. The Company does not expect the decline in margin as a percentage of sales to be a continuing trend. Also, fixed costs, as a percentage of total product costs, increased as a result of the plant expansions. These negative factors were partially offset by operating efficiencies.

         Consolidated sales, general and administrative ("S,G&A") expenses increased $5,101 or 17.2 percent in the six-month period ended March 31, 1997 as compared to the prior-year period. This increase is largely attributed to a 21.7 percent or $3,643 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's sales growth and new product development. All other S,G&A expenses increased by 11.3 percent or $1,458. Of the overall increase in S,G,&A expenses, costs to support the Company's sales growth increased $4,533 or
17.0 percent, and costs to support product development increased $568 or 18.4 percent. S,G&A expenses as a percent of net sales was 18.6 percent and 20.3 percent in the six-month periods ended March 31, 1997 and 1996, respectively. In the prior year, S,G,&A expenses were increased in order to support anticipated sales growth and new product development. During such period, sales did not increase as rapidly as anticipated. This resulted in S,G,&A expenses representing a higher percentage of sales in the prior year period. The Company expects S,G,&A expenses to remain at approximately the same percentage of sales as prior periods.

         As a result of the above, operating income was $17,125 and $12,450 in the six-month periods ended March 31, 1997 and 1996, respectively.

         Other income increased 56.8 percent to $1,628 in the current six-month period as compared to the prior year six-month period. The increase was due to improved earnings from the Company's commercial rental property.

         Interest expense increased 27.1 percent to $3,272 in the current six-month period ended as compared to the prior year period due to increased borrowings to support the Company's working capital requirements. Base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The Company expects interest expense to decrease due to net repayments of notes payable.

         The effective tax rate in the six-month periods ended March 31, 1997 and 1996 was 40.0 percent and 38.5 percent, respectively. The increase in the effective tax rate was primarily the result of losses incurred by the Company's Dutch subsidiary which are not tax-effected and additional non-deductible goodwill amortization related to the Soil Teq acquisition in December 1995.

         As a result of the above, net earnings were $9,281 and $6,714 in the six-month periods ended March 31, 1997 and 1996, respectively. Earnings per share were $.96 and $.70 for the six-month periods ended March 31, 1997 and 1996, respectively.


LIQUIDITY AND FINANCIAL POSITION - SIX MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1996

         Net cash provided by operating activities increased to $33,135 in the six-month period ended March 31, 1997, compared to net cash used in operating activities of $10,545 in the six-month period ended March 31, 1996. The major reason for this change was an increase in cash provided by operating assets and liabilities to $20,199 in the six-month period ended March 31, 1997 from cash used in operating assets and liabilities of $18,762 in the prior year period. Inventories, together with increased accounts payable balances provided cash of $19,363 compared to cash used of $23,321 during the six months ended March 31, 1997 and 1996, respectively. Inventories decreased to $88,494 at March 31, 1997 as compared to $102,311 at September 30, 1996. This decrease was the result of increased shipments to fill orders received during the first and secord quarters of the fiscal year. The Company normally experiences the highest sales levels in the second quarter of the fiscal year. Customer prepayments increased $9,347 in the six months ended March 31, 1997 compared to an increase of $5,624 in the six months ended March 31, 1996. The larger increase in prepayments was primarily the result of more orders than the prior-year. The increase in cash provided was partially offset by an increase in accounts receivable of $13,178 during the six months ended March 31, 1997, compared to an increase of $6,589 during the prior year period. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt.

         Account receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity. Inventory turnover improved in 1997, primarily because of a build-up of inventory balances in the prior year in anticipation of demand. Actual demand was less than expected, resulting in higher debt levels to support working capital requirements at March 31, 1996.

         Cash used in investing activities in the six-month period ended March 31, 1997 was $7,415 compared to $10,775 in the prior-year period. This decreased use of cash was primarily due to prior-year investments in property, plant and equipment to support the Company's growth. In the six-month period ended March 31, 1997 property, plant and equipment increased by $3,323 compared to an increase of $8,216 in the six-month period ended March 31, 1996.

         Cash used in financing activities was $26,024 in the six-month period ended March 31, 1997, compared to cash provided of $21,347 in the prior period. The increase in cash used in financing activities was primarily the result of the net repayments of notes payable of $19,700 during the six month period ended March 31, 1997. Additionally, net repayments of long term borrowings were $7,140 during the six month period ended March 31, 1997, compared to net borrowings of $22,027 during the six month period ended March 31, 1996. This increase in net repayments is primarily due to decreased working capital requirements that resulted from increased sales, reduced production and completion of the of the Company's plant expansions in Jackson and Benson, Minnesota.

         Working capital at March 31, 1997 was $48.0 million. As of March 31, 1997 the Company had $44.7 million of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

         The terms of the Company's amended credit line agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $35 million plus 75 percent of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company does not anticipate any difficulty in meeting these covenants.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 on file with the Securities and Exchange Commission. During the quarter ended March 31, 1997, the Company was not a party to any newly initiated material legal proceedings and there have been no material developments during such period to existing legal proceedings.


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




                                            AG-CHEM EQUIPMENT CO., INC.



Date:    May 9, 1997                        By: /s/ Alvin E. McQuinn
                                                -------------------------------
                                                Alvin E. McQuinn
                                                Its:  Chief Executive Officer




Date:    May 9, 1997                        By: /s/ John C. Retherford
                                                -------------------------------
                                                John C. Retherford
                                                Its:  Chief Financial Officer





                                INDEX TO EXHIBITS

   Exhibit No.                       Title                               Page
   -----------                       -----                               ----

      10.1 Third Amendment to $25,000,000 Long Term Amended and Restated Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, National City Bank of Minneapolis, as Lender, and Harris Trust and Savings Bank, as Lender, dated January 1, 1997

      10.2    First Amendment to $40,000,000 Short Term Revolving
              Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, National City Bank of
              Minneapolis, as Lender, and Harris Trust and Savings Bank, as Lender, dated January 1, 1997

      10.3    Guaranty (Short-Term) of Ag-Chem Sales Co., Inc., dated
              January 1, 1997

      10.4    Guaranty (Long-Term) of Ag-Chem Sales Co., Inc., dated
              January 1, 1997

      11.1    Statement Regarding Computation of Per Share Earnings

       27     Financial Data Schedule