Form 10-Q
period 1997-06-30
AG-CHEM EQUIPMENT CO INC
filed 1997-08-11
CIK 935503

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

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

                             __X__ Yes        _____ No

         As of July 31, 1997, there were outstanding, 9,670,268 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS........................................   2

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS.............................................   9

                                                  PART II

ITEM 1.       LEGAL PROCEEDINGS...........................................  13

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K............................  13

SIGNATURES    ............................................................  14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)

                                                          June 30,  September 30,
                           ASSETS                           1997       1996
                                                          --------   --------
CURRENT ASSETS:
     Accounts receivable, less allowance for
       doubtful accounts of $501 and $393, respectively   $ 22,323   $ 22,901
     Notes receivable, current portion, and
       accrued interest receivable                           3,037      2,442
     Inventories (note 2)                                   90,019    102,311
     Deferred income tax benefits                            4,743      4,531
     Prepaid expenses and other current assets                 491        570
                                                          --------   --------
        Total current assets                               120,613    132,755

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $28,562 AND $23,439, RESPECTIVELY         48,360     42,697

OTHER ASSETS:
     Notes receivable, long-term portion                     4,728      4,995
     Bond funds held by trustees                               754        744
     Intangible and other assets, net of accumulated
        amortization of $2,360 and $3,463, respectively      3,626      4,368
                                                          --------   --------
        Total other assets                                   9,108     10,107
                                                          --------   --------

Total assets                                              $178,081   $185,559
                                                          ========   ========


SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)


     LIABILITIES AND STOCKHOLDERS' EQUITY                            June 30, September 30,
                                                                       1997       1996
                                                                     --------   --------
CURRENT LIABILITIES:
     Current installments of long-term debt                          $  4,235   $  5,165
     Note payable to banks                                             22,600     40,000
     Accounts payable                                                  13,263     12,645
     Checks outstanding in excess of cash balances                      1,333        293
     Customer prepayments                                               3,369      6,036
     Accrued expenses (note 3)                                         15,509     18,186
     Deferred income                                                    1,177        389
     Accrued income taxes                                                 780      2,168
                                                                     --------   --------
Total current liabilities                                              62,266     84,882


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                              49,529     43,334
                                                                     --------   --------

Total liabilities                                                     111,795    128,216

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,670,268 and 9,695,768 shares, respectively         97         97
     Additional paid in capital                                         2,699      2,699
     Retained earnings                                                 63,318     54,512
     Foreign currency translation adjustment                              172         35
                                                                     --------   --------
     Total stockholders' equity                                        66,286     57,343
                                                                     --------   --------
Total liabilities and stockholders' equity                           $178,081   $185,559
                                                                     ========   ========




SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands Except Per Share Amounts)

           (UNAUDITED)

                                            Three Months Ended June 30,     Nine Months Ended June 30,
                                                  1997         1996              1997         1996
                                               ---------    ---------         ---------    ---------
Net sales                                      $  66,442    $  69,681         $ 253,350    $ 216,017
Cost of sales                                     48,406       52,419           183,403      156,620
                                               ---------    ---------         ---------    ---------
     Gross profit                                 18,036       17,262            69,947       59,397

Selling, general and administrative expenses      17,210       14,508            51,996       44,193
                                               ---------    ---------         ---------    ---------
     Operating income                                826        2,754            17,951       15,204

Other income (expense):
     Other income                                    575          952             2,203        1,990
     Interest expense                             (1,340)      (1,812)           (4,612)      (4,386)
                                               ---------    ---------         ---------    ---------
        Earnings before income taxes                  61        1,894            15,542       12,808

Income tax expense                                    25          731             6,225        4,931
                                               ---------    ---------         ---------    ---------

Net earnings                                   $      36    $   1,163         $   9,317    $   7,877
                                               =========    =========         =========    =========

Earnings per share                             $    0.00    $    0.12         $    0.96    $    0.82
                                               =========    =========         =========    =========

Weighted average common shares outstanding         9,676        9,696             9,688        9,664
                                               =========    =========         =========    =========




SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)

           (UNAUDITED)

                                                        Nine Months ended June 30,
                                                        --------------------------
                                                           1997        1996
                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                        $  9,317    $  7,877

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
     PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Depreciation and amortization                          6,254       4,970
     Loss (Gain) on sale of assets                            135         (16)
     Increase in deferred income tax benefits                (212)     (1,160)
     Changes in operating assets and liabilities:
          Accounts receivable                                 578      (2,276)
          Operating notes receivable                         (328)      2,441
          Inventories                                      12,292     (17,048)
          Other current assets                                 79        (255)
          Accounts payable                                    618      (5,409)
          Customer prepayments and deferred income         (1,879)        (28)
          Accrued expenses                                 (2,677)     (1,076)
          Income taxes                                     (1,388)      1,001
                                                         --------    --------
       Cash provided by (used in) operating activities     22,789     (10,979)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Retirement of short-term investments
       for industrial revenue bond                            (10)         (8)
     Purchase of property, plant and equipment             (4,557)     (9,174)
     Increase in rental equipment                          (6,623)     (6,323)
     Proceeds from sale of equipment                           14          27
     Increase in other assets                                (144)       (940)
                                                         --------    --------
       Cash used in investing activities                  (11,320)    (16,418)



(CONTINUED ON NEXT PAGE)

SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)

           (UNAUDITED)

                                                       Nine months ended June 30,
                                                       --------------------------
                                                           1997        1996
                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in checks outstanding in excess of cash bal   1,040         728
     Proceeds from notes payable - banks                   28,645        --
     Repayments of notes payable - banks                  (49,440)       --
     Proceeds from long-term borrowings                    65,580     106,355
     Repayments of long-term borrowings                   (56,920)    (79,531)
     Purchase of common stock                                (511)       --
                                                         --------    --------
       Cash (used in) provided by financing activities    (11,606)     27,552

     Foreign currency translation adjustment                  137        (155)
                                                         --------    --------

     Change in cash                                          --          --
     Cash at beginning of period                             --          --
                                                         --------    --------
     Cash at end of period                               $   --      $   --
                                                         ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

       Interest                                          $  4,612    $  3,493
       Income taxes                                      $  7,800    $  5,939


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


(2)      INVENTORIES

         Inventories consist of the following:

                              June 30,  September 30,
                                1997         1996
                             ---------    ---------
         Finished goods      $  40,138    $  57,248
         Resale parts           21,713       17,909
         Work in process         8,754       11,195
         Raw materials          22,058       21,147
                             ---------    ---------
           Total                92,663      107,499
         Less LIFO reserve     (12,570)     (11,480)
                             ---------    ---------
           Total                80,093       96,019
         Used equipment          9,926        6,292
                             ---------    ---------
         Total inventories   $  90,019    $ 102,311
                             =========    =========

         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $12,570 at June 30, 1997 and $11,480 at September 30, 1996.

(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                           September 30,   June 30,
                                1996         1997
                             ---------    ---------
         Compensation        $  10,839    $   9,265
         Warranty                1,132        1,275
         Taxes other than inc    1,898        1,348
         Health insurance        1,464        1,149
         Interest                1,716          738
         Other                   1,137        1,734
                             ---------    ---------
              Total          $  18,186    $  15,509
                             =========    =========

(4)      NOTES PAYABLE

         In June 1997, the Company refinanced its line of credit agreement with four banks. The new line of credit agreements allow aggregate borrowings up to $75 million, of which $30 million is due in June 1998 and $45 million is payable in May 2000. Interest is payable quarterly at a rate which approximates the banks' reference rate. The agreements contain certain covenants which, among other things, restrict capital expenditures, cash dividends, mergers and acquisitions, and require the Company to maintain certain financial ratios. The Company is required to pay a commitment fee of 0.125% to 0.2% of the unused portion of the line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1996

         Consolidated net sales decreased by $3,239 or 4.6 percent in the three-month period ended June 30, 1997 from the three-month period ended June 30, 1996. The decrease was primarily the result of a decrease in post-emergence and pre-emergence fertilization equipment sales due to decreased unit shipments, rather than pricing changes. The Company does not expect the decreased sales to continue. The decreased unit shipments were largely due to fewer orders in the current quarter and faster configuration of custom orders in the prior quarter. Sales of the Company's line of post-emergence equipment decreased by 11.6 percent during the three-month period ended June 30, 1997. During the same period, sales of pre-emergence equipment decreased by 15.6 percent. The decreases in sales of post-emergence and pre-emergence equipment were partially offset by increases in the Company's other product lines. As a result, sales of post-emergence equipment decreased from 40.7 percent of total revenues during the three-month period ended June 30, 1996 to 37.7 percent of total revenues during the three-month period ended June 30, 1997. Despite these decreases, the Company continues to expect sales of its post-emergence equipment to increase at a faster rate than sales of its other product lines primarily because the market for post-emergence equipment is a newer, rapidly growing market and because the Company holds a smaller market share than held by the Company's products in the pre-emergence equipment market.

         Consolidated gross profit for the three-month period ended June 30, 1997 increased $774 or 4.5 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 27.1 percent and 24.8 percent for the three-month periods ended June 30, 1997 and 1996, respectively. The primary reason for the higher gross profit percentage was reduced economies of scale in the prior year when production volumes were lower to reduce inventory levels. Additionally, changes in product mix had a positive impact on gross profit during the three-months ended June 30, 1997. The Company does not expect the increase in gross profit as a percentage of sales to be a continuing trend.

         Consolidated selling, general and administrative ("S,G&A") expenses increased $2,702 or 18.6 percent in the three-month period ended June 30, 1997 as compared to the prior-year period. This increase is largely attributable to a
14.2 percent or $1,204 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's anticipated sales growth. Professional services expenses increased $595 during the three months ended June 30, 1997 compared to the prior year period due to continued systems and new product development which are being pursued to support continued growth. All other S,G&A expenses increased by 15.9 percent or $903. S,G&A expenses as a percent of net sales were
25.9 percent and 20.8 percent in the three-month periods ended June 30, 1997 and 1996, respectively. During the three months ended June 30, 1997, S,G,&A expenses were increased in order to support anticipated sales growth and new product development. During such period, sales did not increase as anticipated. This resulted in S,G,&A expenses representing a higher percentage of sales as compared to the prior year period. The Company expects S,G,&A expenses to remain at approximately the same percentage of sales as previous periods, on an annual basis.

         As a result of the above, operating income was $826 and $2,754 in the three-month periods ended June 30, 1997 and 1996, respectively.

         Other income decreased 39.6 percent to $575 in the current three-month period as compared to the prior year three-month period. Several factors contributed to this decrease. The Company believes that these factors are non-recurring in nature and does not expect other income to continue to decrease.

         Interest expense decreased 26.0 percent to $1,340 in the current three-month period ended as compared to the prior-year period due to decreased borrowings to support the Company's working capital requirements. Base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The Company expects interest expense to decrease due to net repayments of notes payable.

         The effective tax rates in the three-month periods ended June 30, 1997 and 1996 were 41.0 percent and 38.6 percent, respectively.

         As a result of the above, net earnings were $38 and $1,163 in the three-month periods ended June 30, 1997 and 1996, respectively. Earnings per share were $.00 and $.12 for the three-month periods ended June 30, 1997 and 1996, respectively.


RESULTS OF OPERATIONS - NINE-MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 1996

         Consolidated net sales increased by $37,333 or 17.3 percent in the nine-month period ended June 30, 1997 from the nine-month period ended June 30, 1996. The increase was primarily the result of an increase in post-emergence and pre-emergence fertilization equipment sales due to increased unit shipments, rather than pricing changes. The increased unit shipments were largely due to more orders and faster configuration of custom orders than in the nine-month period of the prior year. Sales of the Company's line of post-emergence equipment grew by 16.3 percent during the nine-month period ended June 30, 1997. During the same period, sales of pre-emergence equipment grew by 15.0 percent. Additionally, the Company's other product lines increased consolidated net sales. As a result, sales of post-emergence equipment decreased from 34.4 percent of total revenues during the nine-month period ended June 30, 1996 to
34.1 percent of total revenues during the nine-month period ended June 30, 1997. Despite this decrease, the Company expects sales of its post-emergence equipment to increase at a faster rate than sales of its other product lines primarily because the market for post-emergence equipment is a newer, rapidly growing market and because the Company holds a smaller market share than held by the Company's products in the pre-emergence equipment market.

         Consolidated gross profit for the nine-month period ended June 30, 1997 increased $10,550 or 17.8 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 27.6 percent and 27.5 percent for the nine-month periods ended June 30, 1997 and 1996, respectively.

         Consolidated sales, general and administrative ("S,G&A") expenses increased $7,803 or 17.7 percent in the nine-month period ended June 30, 1997 as compared to the prior-year period. This increase is largely attributable to a
19.1 percent or $4,847 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's then anticipated sales growth and new product development. All other S,G&A expenses increased by 15.7 percent or $2,956. Of the overall increase in S,G,&A expenses, costs to support the Company's sales growth increased $6,443 or 16.1 percent, and costs to support product development increased $1,360 or 32.2 percent. S,G&A expenses as a percent of net sales was 20.5 percent in the nine-month periods ended June 30, 1997 and 1996, respectively.

         As a result of the above, operating income was $17,951 and $15,204 in the nine-month periods ended June 30, 1997 and 1996, respectively.

         Other income increased 10.7 percent to $2,203 in the current nine-month period as compared to the prior year nine-month period. The increase was primarily due to improved earnings from the Company's commercial rental property.

         Interest expense increased 5.2 percent to $4,612 in the current nine-month period as compared to the prior year period due to increased borrowings early in the period to support the Company's working capital requirements. Base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The Company expects interest expense to decrease due to net repayments of notes payable, as reflected in the three months ended June 30, 1997.

         The effective tax rates in the nine-month periods ended June 30, 1997 and 1996 were 40.1 percent and 38.5 percent, respectively. The increase in the effective tax rate was primarily the result of losses incurred by the Company's Dutch subsidiary which are not tax-effected and additional non-deductible goodwill amortization related to the Soil Teq acquisition in December 1995.

         As a result of the above, net earnings were $9,317 and $7,877 in the nine-month periods ended June 30, 1997 and 1996, respectively. Earnings per share were $.96 and $.82 for the nine-month periods ended June 30, 1997 and 1996, respectively.


LIQUIDITY AND FINANCIAL POSITION - NINE MONTH PERIOD ENDED JUNE 30, 1997 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 1996

         Net cash provided by operating activities increased to $22,789 in the nine-month period ended June 30, 1997, compared to net cash used in operating activities of $10,979 in the nine-month period ended June 30, 1996. The major reason for this change was an increase in cash provided by changes in operating assets and liabilities to $7,295 in the nine-month period ended June 30, 1997 from cash used in operating assets and liabilities of $22,650 in the prior year period. Inventories, together with increased accounts payable balances provided cash of $12,910 compared to cash used of $22,457 during the nine months ended June 30, 1997 and 1996, respectively. Inventories decreased to $90,019 at June 30, 1997 as compared to $102,311 at September 30, 1996. This decrease was the result of increased shipments to fill orders received during the first and second quarters of the fiscal year. In addition, accounts receivable decreased $578 during the nine months ended June 30, 1997, compared to an increase of $2,276 during the nine months ended June 30, 1996. The decrease was a result of lower sales levels during the end of the current year period. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt.

         Account receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity. Inventory turnover improved in 1997, primarily because of a build-up of inventory balances in the prior year in anticipation of demand. Actual demand was less than expected, resulting in higher debt levels to support working capital requirements at June 30, 1996.

         Cash used in investing activities in the nine-month period ended June 30, 1997 was $11,320 compared to $16,418 in the prior-year period. This decreased use of cash was primarily due to prior-year investments in property, plant and equipment to support the Company's then anticipated sales growth. In the nine-month period ended June 30, 1997 property, plant and equipment increased by $4,557 compared to an increase of $9,174 in the nine-month period ended June 30, 1996.

         Cash used in financing activities was $11,606 in the nine-month period ended June 30, 1997, compared to cash provided of $27,552 in the prior period. The increase in cash used in financing activities was primarily the result of the net repayments of notes payable of $20,795 during the nine month period ended June 30, 1997. Additionally, proceeds from long term borrowings, net of repayments, were $8,660 during the nine month period ended June 30, 1997, compared to $26,824 during the nine month period ended June 30, 1996. The increase in net repayments and the decrease in net borrowings was primarily due to decreased working capital requirements that resulted from increased sales, reduced production and completion of the Company's plant expansions in Jackson and Benson, Minnesota.

         Working capital at June 30, 1997 was $58.3 million. As of June 30, 1997 the Company had $48.9 million of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

         The terms of the Company's amended credit line agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $47.5 million plus 50 percent of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company does not anticipate any difficulty in meeting these covenants.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

After the end of the quarter, on July 11, 1997, the Company announced that the pending litigation between it and Tyler Industries, Inc. ("Tyler"), which was described in the Company's Form 10-K for the year ended September 30, 1996, had been resolved. In such press release, the Company announced that the Honorable David S. Doty of the United States District Court had ruled, on July 7, 1997, that U.S. Letters Patent No. 4,630,773 (the '773 patent) is valid and enforceable, and that Earl W. Ortlip is the sole and exclusive inventor of the invention disclosed in the '773 patent.

The patent, which is owned by Soil Teq, Inc., a subsidiary of Ag-Chem, relates to a method and apparatus for applying fertilizer or other products according to the specific needs of each relative area in a field. The litigation relating to the '773 patent initiated by Soil Teq against Tyler has been resolved by agreement of the parties. As part of the agreement, Soil Teq has granted Tyler a license under the '773 patent. The specific terms of the agreement are confidential.

The settlement came shortly before jury selection was scheduled to begin, but after the District Court twice rejected previous motions by Tyler for summary judgment that its machine did not infringe the '773 patent (reference orders of October 6, 1995 and February 20,1997). In the order entered on February 20, 1997, the District court denied Tyler's motion for summary judgment of noninfringement; denied Tyler's motion for summary judgment on invalidity; granted Soil Teq's motion for partial summary judgment dismissing Tyler's affirmative defenses on invalidity and unenforceability of the '773 patent; and granted Soil Teq and Ag-Chem's motion for summary judgment dismissing certain of Tyler's counterclaims and third-party claims.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits

         A list of the exhibits included as part of this form 10Q is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AG-CHEM EQUIPMENT CO., INC.

Date:             August 5, 1997            By:  /s/ Alvin E. McQuinn
                                                 --------------------
                                                 Alvin E. McQuinn
                                                 Its:  Chief Executive Officer




Date:             August 5, 1997            By:  /s/ John C. Retherford
                                                 ----------------------
                                                 John C. Retherford
                                                 Its:  Chief Financial Officer

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS
                                       TO

                                    FORM 10Q

                  For the quarterly period ended June 30, 1997

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           AG-CHEM EQUIPMENT CO., INC.

--------------------------------------------------------------------------------

                                INDEX TO EXHIBITS

Exhibit No.                        TITLE                                         PAGE

10.1     $45,000,000 Long Term Second Amended and Restated Revolving Credit
         Agreement among Ag-Chem Equipment Co., Inc., Nbd Bank, As Lender And
         Agent, First Chicago NBD Bank, Canada, as Canadian Lender, The First
         National Bank of Chicago, London Branch, as Lender, Harris Trust and
         Savings Bank, as Lender, Cooperatieve Centrale Raiffeisen -
         Boerenleenbank B.A., a Lender, and Rabobank Netherlands, New York
         Branch, as Lender


10.2     $20,000,000 Short Term Revolving Credit Agreement among Ag-Chem
         Equipment Co., Inc., NBD Bank, as Lender and Agent, First Chicago NBD
         Bank, Canada, as Canadian Lender, The First National Bank of Chicago,
         London Branch, as Lender, Harris Trust and Savings Bank, as Lender,
         Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A., as Lender, and
         Rabobank Netherlands, New York Branch, as Lender


10.3     Long Term Amended and Restated Revolving Credit Notes

10.4     Short Term Revolving Credit Notes

10.5     Guaranty (Long Term) of Lor*Al Products, Inc.

10.6     Guaranty (Long Term) of Ag-Chem Sales Co., Inc.

10.7     Guaranty (Long Term) of Ag-Chem Equipment Co., International Corp.

10.8     Guaranty (Long Term) of Ag-Chem Equipment Canada, Ltd.

10.9     Guaranty (Long Term) of Soil Teq, Inc.

10.10    Guaranty (Long Term) of Kurstjens Terra-gator, B.v.

10.11    Guaranty (Short Term) of Lor*al Products, Inc.

10.12    Guaranty (Short Term) of Ag-chem Sales Co., Inc.

10.13    Guaranty (Short Term) of Ag-chem Equipment Co., International Corp.

10.14    Guaranty (Short Term) of Ag-chem Equipment Canada, Ltd.

10.15    Guaranty (Short Term) of Soil Teq, Inc.

10.16    Guaranty (Short Term) of Kurstjens Terra-gator, B.v.

11.1     Statement Regarding Computation of Per Share Earnings

27       Financial Data Schedule
