Form 10-K
period 1997-09-30
AG-CHEM EQUIPMENT CO INC
filed 1997-12-29
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                    FORM 10-K

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1997

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________.

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

                             __X__ Yes   _____ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         As of December 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price for such stock as reported by the Nasdaq National Market System, was approximately $63,393,131.

         As of the close of business on December 2, 1997, there were outstanding, 9,670,268 shares of the registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for its March 9, 1998 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Ag-Chem Equipment Co., Inc. ("Ag-Chem" or the "Company") manufactures and distributes off-road equipment primarily for agricultural fertilization, the application of crop protection chemicals, and to a lesser extent, industrial waste treatment applications and other industrial uses. The Company was incorporated in Minnesota in 1963. Its principal executive offices are located at 5720 Smetana Drive, Minnetonka, Minnesota. For purposes of this Annual Report on Form 10-K, "Ag-Chem" or the "Company" includes Lor*Al Products, Inc.; Ag-Chem Sales Co., Inc.; Ag-Chem Equipment Canada, Ltd.; Ag-Chem Equipment Co., International Corp.; Soil Teq, Inc.; and Ag-Chem Europe B.V., all of which are wholly-owned subsidiaries of the Company.

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

         The Company also maintains a network of 18 parts and service centers located throughout the major farming regions of the United States and Canada. These centers, combined with the Company's 102 person field service repair team and in-house support staff of 32 persons, offer customers a high level of service and responsiveness, thereby averting critical delays during periods of peak usage. Each Parts and Service Center operates as a separate profit center, selling parts and servicing equipment manufactured by Ag-Chem as well as selling parts for equipment manufactured by other companies.

         Soil Teq, Inc. ("Soil Teq") holds certain patents and has designed software related to the "SOILECTION(R)" process that enhances application equipment to selectively blend fertilizers, chemicals, micro-nutrients, seed, and crop protection chemicals at the point of application based on soil types, fertility levels, and other agronomic data existing in each area of the field. Although SOILECTION is a relatively small contributor to the Company's revenues, the Company believes that site-specific agriculture may represent possible significant future revenue over the long term.

         The Company supplements its agricultural equipment line by marketing vehicles for various other industrial uses. Most notably, the Company manufactures vehicles used for waste application, specifically designed for subsurface liquid injection and surface spreading of biosolids, i.e., sewage sludge and other farm or industrial waste that can be safely used for soil enrichment.

         The Company's mission is to position itself as the leading, state-of-the-art manufacturer of agricultural application equipment, with an emphasis on "Site-Specific Agriculture" through SOILECTION and other high-tech hardware and software product offerings. In order to achieve this goal, the Company has implemented a business strategy which is carefully focused on customer service and training. In addition to its 18 parts and service centers, the Company provides customers with service by offering an organization of field service repair personnel who are stationed at various locations throughout the country. Customer training in site-specific agriculture technology is of paramount importance, and the

Company has completed construction of its Technology Education Center in Jackson, MN to meet the training needs of its customers. Unlike most of its competitors which sell through distributors, Ag-Chem sells a majority of its products directly to its customers, which include fertilizer dealers, farm cooperatives, large growers, municipalities, waste disposal contractors and mining and construction companies. Farmers are not generally the Company's direct customer. Management believes that this strategy enables the Company to maintain close ties with its customers.

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

         As of December 1, 1997, the Company had an order backlog of approximately $28.4 million compared to $25.4 million on December 1, 1996. The Company expects that substantially all of such backlog orders will be filled during the current fiscal year ending September 30, 1998.

PRODUCTS AND SERVICES

         PRE-EMERGENCE APPLICATION EQUIPMENT. The Company manufactures and sells high-flotation, self-propelled vehicles and related equipment which are used for fertilization and the spraying of crop protection chemicals under the "Terra-Gator", "Big A", "Big Wheel" and "Lor*Al" brand names. These vehicles are primarily used prior to planting crops, i.e. "pre-emergence". These vehicles are made with full flotation, i.e. extra wide tires to provide maximum traction and a minimum level of soil compaction. Ag-Chem manufactures a full line of three-wheeled and four-wheeled vehicles in a range of engine sizes.

         Unlike most of its competitors' vehicles, which are simply on-road vehicles converted for agricultural use, the Company's Terra-Gator and Big A models have chassis specifically designed for off-road use. Ag-Chem primarily manufactures three-wheeled vehicles which offer an advantage over four wheeled vehicles because of significantly lower soil compaction, which has an adverse effect on crop yield. The new Terra-Gator model 8103 was introduced in the fourth quarter of fiscal 1997, and includes significant styling and operational improvements.

         The Company's pre-emergence equipment is manufactured in a variety of model sizes, engine horsepower and equipment configuration. For example, larger models carry bigger tanks which reduce the need for tank refills. Similarly, increased horsepower engines allow a vehicle to navigate rough terrain and to power add-on equipment. This equipment, including attachments, sells for between approximately $100,000 and $170,000; prices for equipment combined with the SOILECTION(R) system range from $190,000 to $310,000.

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

         POST-EMERGENCE APPLICATION EQUIPMENT. Post-emergence equipment is used to apply chemicals to fields after crops have already emerged. Ag-Chem markets the RoGator, which is the Company's vehicle designed for post-emergence use. The RoGator has 48 inches of crop clearance to avoid crop damage during the application process. In addition, the RoGator offers an adjustable track which allows for a variety of row crop spacings with adjustment controlled in the cab. The RoGator, with attachments, sells for between $78,000 and $165,000.

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

         PARTS AND SERVICE CENTERS. The Company believes that the availability of parts and service for its agricultural equipment is essential to the end-user. Delays during the planting, growing or harvesting period can be critical to farmers. Accordingly, potential customers view on-going maintenance of application equipment as a significant factor in making a purchase decision. The Company believes many customers expect products which can be serviced in a minimal amount of time. For this reason, the Company operates 18 parts and service centers across the United States and Canada. These centers are intended to serve the Company's customers by providing parts and technical support on a regional basis. They stock and sell parts manufactured by the Company as well as parts which are manufactured by other companies which have been incorporated into the Company's products. Moreover, in certain situations in response to customer demand, the parts and service centers stock and sell parts for equipment manufactured by other companies for use in competitors' products. The Company's parts and service centers also refurbish used Ag-Chem agricultural equipment for resale. The Company believes that its parts and service centers are an important part of the Company's growth because of the support they provide to its customers.

         EUROPEAN OPERATIONS. The Company's subsidiary, Ag-Chem Europe B.V., a corporation organized under the laws of the Netherlands, is engaged in the importation, manufacture and distribution of agricultural and industrial equipment throughout Europe. Ag-Chem Europe B.V. imports application equipment manufactured by the Company, customizes the equipment by adding systems and other modifications, and resells the equipment to European customers. During fiscal 1997, a new managing director at Ag-Chem Europe B.V. was appointed. The new management team has made changes to Ag-Chem Europe B.V.'s business to enhance operating results during fiscal 1998.

         SOIL TEQ. Soil Teq holds patents for and has designed software related to the process known as "SOILECTION." SOILECTION is a system for the prescription blending of fertilizers in the field. Through maps and sample soil testing, the optimal level and type of fertilizers and chemicals required for each area of a field is determined. Information gained from such maps and tests is then fed into the applicator vehicle's computer. As the vehicle moves over the crops, the computer controls the blending functions automatically in order to ensure the proper fertilizer and/or chemical application.

         SOILECTION technology benefits farmers by ensuring that appropriate amounts of crop inputs, such as fertilizer, crop protection chemicals, micronutrients and seed are applied to each section of a field based on the section's soil properties as determined by grid soil analysis. This system allows the farmer to reallocate crop inputs to areas which can support high yields, and avoid over-application of inputs on soils which produce low yields regardless of inputs. With SOILECTION, inputs are placed only in areas where they can be used by the crop, and excess application is minimized, resulting in potential environmental benefits.

         CUSTOMER TRAINING. With the growth of the site-specific agriculture market, the Company has recognized an increasing demand for customer training related to SOILECTION technology. In fiscal 1997, the renovations of a 40,000 square foot facility in Jackson, Minnesota were completed. The facility, known as the Technology & Education Center, is staffed with dedicated instructors, state of the art computer and control system training rooms, and a varied curriculum of course offerings.

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

SALES AND MARKETING

         As of September 30, 1997, there were 135 employees in sales and marketing positions. Ag-Chem has 95 employees devoted to the agricultural market, of which 79 are in direct sales positions focusing primarily on fertilizer dealers and farm cooperatives; three employees sell industrial equipment; eight employees sell SOILECTION equipment; and five are responsible for selling the Company's AgTec Division products to retail dealers. In the United States, the Lor*Al product line is sold to end-users through three distributors in part of the country and through Ag-Chem's sales force in other parts of the country. Internationally, Ag-Chem sells its products through its subsidiary, Ag-Chem Europe, B.V., as well as a network of distributors. The Company's sales effort is supported by national and regional advertising, a catalog, direct mail programs and trade shows. Waste disposal equipment and related machines are sold to municipalities primarily by means of a sealed bid process.

         Ag-Chem offers financing to customers through several different programs. Some programs involves third-party lessors. Although Ag-Chem has no recourse or obligation in the event of a default of such leases, the Company attempts to resell repossessed equipment.


         Ag-Chem also offers its own lease and debt financing program. Ag-Chem retains a security interest in the financed equipment, which allows the Company, at its option, to sell such leases or notes. Ag-Chem maintains a full time credit and collection staff of nine employees who conduct credit evaluations and administer the customer financing activities. Since the Company began financing its own equipment, it has experienced limited defaults. Moreover, the Company believes an active market exists for used equipment.

         Ag-Chem finances equipment for terms up to five years. Lessees have the option of converting the rental to a purchase.

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

INDUSTRY AND COMPETITION

         In general, the agricultural equipment industry is highly competitive. The industry continues to experience significant consolidation and retrenchment.

         The United States market for custom application equipment consists largely of retail fertilizer dealers (who provide fertilizer and crop protection chemical application to farmers), farm cooperatives and some farmers who operate very large farms. Ag-Chem focuses primarily on retail fertilizer dealers and farm cooperatives to market its products.

         The Company believes that the percentage of farmers who apply fertilizer with their own equipment has decreased and expects it to decline further due to a number of factors.

         Increased productivity is one of the benefits of outsourcing crop input application to independent fertilizer dealers. Tractors and pull-behind spreaders commonly used by farmers for fertilizing are typically less accurate and require significantly more time, and operate at lower speeds (approximately 4 to 5 mph) than Ag-Chem equipment, which fertilizes at a speed of approximately 16 mph and precisely applies the fertilizer.

         Just as the trend towards outsourcing crop input application has bolstered demand for Ag-Chem's products, so has the consolidation of the farming industry over the last decade. The result of such consolidation has been fewer, but larger and financially stronger farms. Farmers are becoming increasingly sophisticated in agro-economics and more likely to contract out for applicator services. Moreover, heightened competition motivates farmers to stay current with advances in fertilization technology, which can result in replacing application equipment before the end of its useful life. Accordingly, while the aggregate United States farm acreage planted has remained relatively stable in recent years, Ag-Chem, and the custom application equipment industry as a whole, have continued to grow.


         Demand for Ag-Chem's agricultural equipment can be affected by the following, among others:

         * Grain prices - when prices are high, growers are inclined to spend more on crop inputs, thereby increasing demand for the Company's equipment;

         * Government regulations - many growers don't want to deal with the legal and environmental concerns associated with increasing government regulations on handling various crop inputs so they are willing to pay cooperatives for this service;

         * Low-dose chemicals - changes in crop protection chemistry and formulation have resulted in crop protection chemicals that require very precise spray systems such as the Company's;

         * Rural labor pool - decreasing rural populations make finding seasonal farm labor more difficult, thereby increasing the demand for outsourcing from cooperatives;

         * Weather - extreme conditions of drought or flood in widespread areas affect equipment purchase decisions in those areas;

         * Trained personnel - the limited number of skilled equipment operators required in operating equipment such as the Company's is a factor for customers considering equipment purchases;

         * Interest rates - the cost of borrowing money is a factor for customers considering equipment purchases;

         * Market conditions for the ag retailer/custom applicator - margins on crop inputs affect profitability, and therefore influence buying decisions;

         * Mandated capital expenditures - fertilizer dealers in many states have been or will be required by law to upgrade their facilities with costly containment measures, potentially delaying equipment purchases.

         The off-road agricultural application equipment industry, which excludes "short-line" equipment, i.e. equipment pulled behind or mounted on a tractor or pickup, consists of over 10 companies. Most competitors of the Company, such as Willmar and Tyler, tend to be of smaller size, primarily focusing on the conversion of on-road vehicles and post-emergence equipment for agricultural use. Modified vehicles are not entirely appropriate for off-road use, and are frequently subject to repairs. Moreover, the four wheels on these vehicles tend to tightly compact the soil during the fertilization process, and thereby reduce crop yields. By specializing in the production of specially designed off-road vehicles, Ag-Chem avoids many of the problems associated with converted on-road vehicles.

         Deere & Co. and Clark Equipment Co. manufacture and sell post-emergence vehicles, which, unlike the Company's products, are primarily marketed to farmers. In model year 1997, Deere & Co. introduced a high-clearance row-crop sprayer in the class of the RoGator 854. The Company is not aware of any other major manufacturers of heavy farm equipment which currently compete in the custom agricultural application equipment market.

         With competition based largely on price, quality, technology and service, Ag-Chem has positioned itself as a supplier of quality products with an emphasis on service and training, as exemplified by the Company's numerous parts and service centers and by the new Technology & Education Center.

         Crop input application by airplane is considered to be an indirect source of competition to Ag-Chem in the post-emergence application market. However, this method of application is not only inaccurate and potentially dangerous, but is considered to be harmful to the environment because of the tendency to over-apply inputs to compensate for "drift" caused by wind. Not much, if any, fertilization is done by airplane. Aerial application is primarily used for crop protection products. The Company does not believe air application is, or will be in the future, a significant source of competition.

MANUFACTURING

         The Company's manufacturing process includes machining, fabricating, welding, assembling and painting. Off-road machines and related equipment are manufactured in the Company's facilities in Jackson, Minnesota. The spraying equipment produced by the Company's AgTec Division is manufactured in a plant located in Niles, Michigan. The Lor*Al product line is manufactured in Benson, Minnesota, as are certain components for the Ag-Chem line. The Company's Ag-Chem Europe B.V. subsidiary manufactures sludge and fertilizer equipment in Grubbenvorst, Holland.

RESEARCH AND DEVELOPMENT

         As of September 30, 1997, the Company employed 118 people in research and development who are responsible for developing new products and improvements or enhancements to existing products. Research and development expenditures were $9.4 million in fiscal 1997, $7.2 million in fiscal 1996 and $5.3 million in fiscal 1995. Such expenditures constituted 2.9 percent, 2.6 percent and 2.3 percent of the Company's fiscal 1997, 1996 and 1995 revenues, respectively. The Company believes its ongoing commitment to new products and improvements and upgrades of existing products provide the Company with a major competitive advantage and technological leadership.

PATENTS AND TRADEMARKS

         The Company holds a number of patents which cover certain aspects of its products. However, the Company does not believe that many of its patents provide significant protection against competitors and potential competitors whose products currently or would likely compete with the Company. The Company believes that many of these patents should be understood to afford limited protection, preventing actual and potential competitors from offering identical or substantially identical products, but not preventing competitors from offering somewhat similar products that lack those certain aspects covered by the patents. See "Legal Proceedings." The Company's patents, substantially all of which are classified as utility patents, provide the Company with the right to exclude others, in the jurisdiction which has issued the patent, from making, using, selling, offering for sale, or importing products utilizing the Company's invention covered by the patent. Company patents issued on applications filed before June 8, 1995 have terms that expire either 18 years from the date of grant, or 20 years from the effective filing date, whichever is longer. Company patents issued on applications filed on or after June 8, 1995 have a duration of 20 years from the effective patent application filing date. No assurance can be given that, if applied for by the Company, any patents will be issued or that the patents currently held or new patents, if issued, will be valid or will provide any significant competitive protection for the Company.

         Ag-Chem has obtained federal trademark registration of the Ag-Chem logo, and Soil Teq has obtained federal registration of the "Soilection(R)" mark. In addition, the Company uses and claims rights to, and has obtained federal registration of, a number of trademarks used to identify the Company's products. The Company's prior use of an unregistered name or mark may establish an exclusive right to its use by the Company in connection with the sale of Company products in a particular market area, however, registration of a mark with the U.S. Patent and Trademark Office effectively provides such right throughout the United States and creates a presumption that the mark is valid. There can be no assurance that any trademark application, if filed by the Company, will result in the receipt of a registration for the mark. There can also be no assurance that the Company's use of tradenames or trademarks will not infringe the rights of others, or that they will be free from future challenge by others as to prior use or as otherwise being unprotectable.

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

         In 1990, certain provisions of the Clean Air Act Amendments were adopted by Congress which require the Environmental Protection Agency (the "EPA") to study emission from off-road engines and equipment, including the majority of the equipment manufactured by the Company. In June 1994, the EPA promulgated emission standards for new non-road, non-spark-ignition engines. The EPA began implementing such regulations on January 1, 1996 for some models and January 1, 1997 for other models. These regulations apply to equipment manufactured on or after the January 1, 1996 and 1997 implementation dates, respectively. The Company is currently in compliance with such regulations.

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

         The Company's European shipments are subject to the rules and regulations of the European Economic Community (the "EEC") as well as those of the individual countries. These rules and regulations apply to self-propelled agricultural working machines traveling on public roads. Also required by the "EEC" is a certification that addresses operator safety and working conditions.

EMPLOYEES

         As of December 1, 1997, the Company employed 1,741 full-time employees, of whom 1,022 were engaged in manufacturing and engineering, 411 in service and parts distribution and 308 in administration and sales. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

ITEM 2.  PROPERTIES

         The principal properties of the Company are as follows:


                 Location                       Description of Property
                 --------                       -----------------------
         Minnetonka, Minnesota(1)                  Corporate Office
            Jackson, Minnesota                       Manufacturing
            Jackson, Minnesota                   Parts/Service Support
            Jackson, Minnesota                      Training Center
             Benson, Minnesota                       Manufacturing
             Benson, Minnesota                   Parts/Service Support
           Grubbenvorst, Holland                     Manufacturing

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

         The Company owns the properties located in Minnetonka and Jackson, Minnesota, and leases the others. During fiscal 1995 the Company expanded its Benson, Minnesota facility to increase capacity by approximately 50 percent and expanded its Jackson, Minnesota facility's capacity by 70 percent. During fiscal 1997, these manufacturing facilities operated at approximately 70% capacity. The Company considers each of its facilities to be in good condition.

         The Company also has 18 parts and service centers ranging from 8,000 to 45,000 square feet, of which it owns 10, leases 5 and operates 3 on a consignment basis (i.e. the Company contracts with a third party to service Ag-Chem customers).

ITEM 3.  LEGAL PROCEEDINGS

         In December 1993, Soil Teq commenced litigation against TCI Tyler Limited Partnership ("Tyler") and Bowen-Tyler Corp. in United States District Court for the District of Minnesota alleging, among other things, that the "Tyler A.I.M." product infringed certain claims of a United States Patent (the "Patent") held by Soil Teq. Soil Teq sought damages and injunctive relief. In connection with this litigation, Tyler filed a third-party complaint against the Company in February 1994, in which it sought a declaratory judgment that it has not infringed the Patent and that the Patent is invalid and unenforceable. Tyler also alleges tortious interference with contractual relations; tortious interference with prospective economic advantage; violation of the Lanham Act; violation of Section 2 of the Sherman Act; unfair competition; violation of the Minnesota Deceptive Trade Practices Act; and violation of the Minnesota False Advertising Statute. Tyler dismissed its antitrust-related claims brought against Soil-Teq and the Company under the Sherman Act. Discovery was completed in July 1996 and both sides filed motions for summary judgment. On July 7, 1997, the Court ruled that the Patent was valid and enforceable and shortly thereafter, the litigation was settled on terms which are confidential. As part of such settlement agreement, the Company granted Tyler a license under the Patent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters which were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company (ticker symbol "AGCH") currently trades on The Nasdaq Stock Market (National Market System). The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock for each quarter within the last two fiscal years as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                                                  SALES PRICE
                                                      ----------------------------------
                                                            LOW              HIGH
                                                      ----------------  ----------------
           FISCAL YEAR ENDED SEPTEMBER 30, 1996
            First quarter...........................   $    25           $   31 3/4
            Second quarter..........................        20               27
            Third quarter...........................        15 3/4           23 3/4
            Fourth quarter..........................        15 3/4           22
           FISCAL YEAR ENDED SEPTEMBER 30, 1997
            First quarter ..........................   $    14 3/4       $   19 1/2
            Second quarter..........................        18 1/4           24
            Third quarter...........................        18 1/4           23
            Fourth quarter..........................        18 1/2           24 1/2



         As of December 1, 1997, there were 408 shareholders of record, and approximately 2,500 beneficial shareholders.


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



CONSOLIDATED STATEMENTS OF EARNINGS DATA:(1)

                                                                        Years ended September 30,
                                               ----------------------------------------------------------------------------
                                                    1997            1996             1995            1994           1993
                                               -------------    ------------    -------------    -----------    -----------
Net sales..................................         $318,212        $280,152       $233,852         $183,151       $140,740
Cost of sales..............................          232,565         200,378        166,711          131,813       100,829
Selling, general and administrative
   expenses................................           69,034          61,239         48,279           37,600        29,561
Operating income...........................           16,613          18,535         18,862           13,738        10,350
Other income...............................            3,186           3,248          2,200            2,136         1,081
Interest expense...........................            6,229           5,935          2,673            1,749         1,338
Earnings before income taxes...............           13,570          15,848         18,389           14,125        10,094
Income tax expense.........................            6,000           6,100          6,980            5,550         3,909
Net earnings...............................            7,570           9,748         11,409            8,575         6,185
Earnings per share.........................              .78            1.01           1.19              .88           .63
Weighted average common shares outstanding.
                                                       9,683           9,672          9,604            9,728         9,823

CONSOLIDATED BALANCE SHEET DATA:(1)
                                                                              September 30,
                                               ----------------------------------------------------------------------------
                                                    1997            1996             1995            1994           1993
                                               -------------    ------------    -------------    -----------    -----------

Working capital............................          $53,497         $47,873        $56,248          $28,224        $23,444
Property, plant and equipment, net.........           46,260          42,697         38,322           26,957        19,622
Total assets...............................          187,999         185,559        151,689           95,664        69,397
Long-term debt, less current installments..           45,368          43,334         57,105           28,969        22,792
Stockholders' equity.......................           63,887          57,343         44,873           33,888        26,560
Average number of employees................            1,637           1,534          1,111            1,030           824
Return on beginning equity.................            13.2%           21.7%          33.7%            32.3%         30.0%


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(DOLLARS IN THOUSANDS)

SUMMARY

         The following table sets forth for the years indicated the percent of net sales for each item in the Consolidated Statements of Earnings:

                                                                      Years ended September 30,
                                                              ------------------------------------------
                                                                1997            1996           1995
                                                              ----------     -----------    ------------
         Net sales                                              100.0          100.0           100.0
         Cost of sales                                           73.1           71.5            71.3
                                                              ----------     -----------    ------------
            Gross profit                                         26.9           28.5            28.7

         Selling, general and administrative expense             21.7           21.9            20.6
                                                              ----------     -----------    ------------
            Operating Income                                      5.2            6.6             8.1

         Other income (expense):
            Other income                                          1.0            1.2             0.9
             Interest expense                                    (2.0)          (2.1)           (1.1)
                                                              ----------     -----------    ------------
                Earnings before income taxes                      4.3            5.7             7.9

         Income tax expense                                       1.9            2.2             3.0
                                                              ----------     -----------    ------------

         Net earnings                                             2.4            3.5             4.9
                                                              ==========     ===========    ============

RESULTS OF OPERATIONS -1997 COMPARED TO 1996

         Consolidated net sales increased by $38,060 or 13.6 percent to $318,212 in the year ended September 30, 1997 from the year ended September 30, 1996. The increase was primarily the result of an increase in post-emergence, pre-emergence and used equipment sales due to increased unit shipments, rather than pricing changes. The increased unit shipments were due to higher demand resulting from the continuing trend of crop input out-sourcing and precision application. Used equipment sales increased as a percent of net sales, and the remaining product mix remained materially unchanged during the year ended September 30, 1997, compared to the prior year.

         Consolidated gross profit for year ended September 30, 1997 increased $5,873 or 7.4 percent from the prior-year period. Consolidated gross profit as a percent of net sales was 26.9 and 28.5 percent for the years ended September 30, 1997 and 1996, respectively. The primary reasons for the lower margin percentage were higher product costs due to lower absorption of manufacturing expenses and higher levels of used equipment sales as a percent of total sales. Used equipment sales have lower margins than new equipment. The Company has not yet fully utilized the capacity of the latest plant expansions. The Company expects margins to improve as plant utilization grows with increased sales and production. Finally, margins were adversely impacted by a fourth quarter charge of $495 at the Company's European subsidiary to value used equipment at the lower of cost or market.

         Consolidated selling, general and administrative ("S,G&A") expenses increased $7,795 or 12.7 percent in the year ended September 30, 1997 as compared to the prior-year period. This increase is largely attributed to a 10.7 percent or $4,598 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the sales growth and new product development that the Company anticipated for fiscal 1997. All other S,G&A expenses increased by 17.6 percent or $3,207. Of the overall increase in S,G&A expenses, costs to support the Company's sales growth increased $4,696 or 8.9 percent, and costs to support product development increased $3,099 or 37.0 percent. S,G&A expenses as a percent of net sales were 21.7 and 21.9 percent in the years ended September 30, 1997 and 1996, respectively. S,G&A expenses increased at approximately the same rate as net sales during the year ended September 30, 1997. The Company expects SG&A expenses as a percentage of net sales to remain consistent as compared to previous periods, on an annual basis.

         As a result of the above, operating income was $16,613 and $18,535 in the years ended September 30, 1997 and 1996, respectively.

         Other income decreased $61 or 1.9 percent in 1997, as compared to the prior year. Prior year other income included a favorable lawsuit settlement. This was offset in 1997 by improved earnings from the Company's commercial rental property, resulting from a more robust commercial real estate market.

         Interest expense increased $294 in the year ended September 30, 1997. Borrowings and base interest rates remained similar to the prior year.

         The effective tax rates in the years ended September 30, 1997 and 1996 were 44.2 percent and 38.5 percent, respectively. The increase in the effective tax rate was primarily the result of losses incurred by the Company's Dutch subsidiary which do not reduce U.S. income taxes, additional non-deductible goodwill amortization related to the Soil Teq acquisition in December 1995, and a reduction in the net operating loss valuation reserve in the prior year. The reduction in the valuation reserve was due to the utilization of Soil Teq's net operating loss carry-forward amounts. The losses incurred by the Company's Dutch subsidiary may benefit the effective tax rate in the future, should the subsidiary generate income and utilize loss carry-forward amounts.

         As a result of the above, net earnings were $7,570 and $9,748 in the years ended September 30, 1997 and 1996, respectively. Earnings per share were $.78 and $1.01 for the years ended September 30, 1997 and 1996, respectively.

LIQUIDITY AND FINANCIAL POSITION - 1997 COMPARED TO 1996

         Net cash provided by operating activities increased to $17,754 during the year ended September 30, 1997, compared to net cash used in operating activities of $11,289 in the year ended September 30, 1996. The major reason for this change was that changes in operating assets and liabilities provided cash of $1,949 in the year ended September 30, 1997 while changes in operating assets and liabilities used cash of $27,762 in the prior year. Inventories, together with increased accounts payable balances provided cash of $4,821 compared to cash used of $32,633 during the years ended September 30, 1997 and 1996, respectively. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt.

         Account receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity. Inventory turnover improved in 1997, primarily because of a build-up of inventory balances in the prior year in anticipation of demand. Actual demand was less than expected during fiscal year 1996, resulting in higher debt levels to support working capital requirements at September 30, 1996. The Company intends to continue to work to improve inventory turnover to further improve liquidity.

         Cash used in investing activities in the year ended September 30, 1996 was $10,990 compared to $12,509 in the prior-year period. To support the future growth, the Company invested $7,407 in property, plant and equipment during the year ended September 30, 1997, compared to $10,022 in the prior year. The decrease in capital expenditures in 1997 was partially offset by an increase in rental equipment. Rental equipment increased by $3,517 during the year ended September 30, 1997, compared to $1,308 in the prior year.

         Cash used in financing activities was $6,249 in the year ended September 30, 1997, compared to cash provided by financing activities of $23,776 in the prior year. The increase in cash used in financing activities was primarily the result of improved cash flows from operations in 1997 which resulted in the net repayments of notes payable of $10,050 compared to net borrowings of $30,000 during the years ended September 30, 1997 and 1996, respectively. This was offset, in part, because proceeds from long-term borrowings, net of repayments, were $4,598 during the year ended September 30, 1997, compared to net repayments of $3,894 during the year ended September 30, 1996.

         Working capital at September 30, 1997 was $53,497, as of September 30, 1997 the Company had $30,500 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

         The terms of the Company's line of credit agreement, which was amended in July 1997, include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $35 million plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company does not anticipate any difficulty in meeting these covenants.

         In November 1997, the Company refinanced its industrial revenue bonds. The new bonds carry the same principal balance as the original bonds, with lower interest rates.

RESULTS OF OPERATIONS -1996 COMPARED TO 1995

         Consolidated net sales increased by $46,300 or 19.8 percent to $280,152 in the year ended September 30, 1996 from the year ended September 30, 1995. The increase was primarily the result of an increase in post-emergence sales due to increased unit shipments, rather than pricing changes. The increased unit shipments were largely due to more orders and higher demand than in the prior year. Sales of the Company's line of post-emergence equipment line grew by 80% during the fiscal year ended September 30, 1996. During the same period, sales of pre-emergence equipment remained relatively unchanged. As a result, sales of post-emergence equipment increased as a percentage of total revenues during the fiscal year ended September 30, 1996, compared to the prior year.

         Consolidated gross profit for year ended September 30, 1996 increased $12,633 or 18.8 percent from the prior-year period. Consolidated gross profit as a percent of net sales was 28.5 and 28.7 percent for the years ended September 30, 1996 and 1995, respectively. Changes in product mix had a negative impact on gross margin during the year-ended September 30, 1996. Also, fixed costs, as a percentage of total product costs, increased as a result of plant expansions. These negative factors were offset by operating efficiencies gained from increased production.

         Consolidated selling, general and administrative (S,G&A") expenses increased $12,960 or 26.8 percent in the year ended September 30, 1996 as compared to the prior-year period. This increase is largely attributed to a 28.9 percent or $9,648 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's sales growth and new product development. All other S,G&A expenses increased by 22.2 percent or $3,312 as a result of sales growth. Of the overall increase in selling, general and administrative expenses, costs to support the Company's sales growth increased $10,726 or 25.9%, and costs to support product development increased $2,234 or 35.7%. Of the increase in other S,G&A expenses, the most significant component was a 33.5 percent or $1,093 increase in depreciation and amortization, which was primarily the result of goodwill recorded in connection with the Soil Teq acquisition. S,G&A expenses as a percent of net sales were 21.9 and 20.6 percent in the year ended September 30, 1996 and 1995, respectively. The Company expects S,G&A expenses to remain at approximately the same percentage of sales as previous periods, on an annual basis.

         As a result of the above, operating income was $18,535 and $18,862 in the years ended September 30, 1996 and 1995, respectively.

         Other income increased $1,048 or 47.6 percent in 1996, as compared to the prior year, resulting from a favorable lawsuit award of $1,026, net of related legal expenses.

         Interest expense increased $3,262 in the year ended September 30, 1996 due to increased borrowings to support working capital requirements and higher base interest rates. While base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense, the primary cause of the increased interest expense was increased borrowing to support working capital requirements.

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

LIQUIDITY AND FINANCIAL POSITION - 1996 COMPARED TO 1995

         Net cash used in operating activities was $11,289 in the year ended September 30, 1996, compared to $12,705 in the year ended September 30, 1995. There were several offsetting factors contributing to this change. Cash used in operating assets and liabilities decreased to $27,762 from $27,800 in the years ended September 30, 1996 and 1995, respectively. Increased investments in inventories, net of accounts payable balances used $32,633 and $21,616 in fiscal 1996 and 1995. Inventories increased to $102,311 at September 30,1996 from $75,836 at September 30, 1995. This increase was the result of increased production to meet the growing product demand. In addition, customer prepayments increased $1,715 in the year ended September 30, 1996 compared to a decrease of $4,286 in the year ended September 30, 1995. Customer prepayments were $6,036 and $4,321 at September 30, 1996 and 1995, respectively. The increased use of funds for operating activities was partially offset by an increase in net earnings before depreciation and amortization of $1,523 during the year ended September 30,1996 compared to the prior-year period.

         Account receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity. Inventory turnover deteriorated in 1996, primarily because of a build-up of inventory balances in anticipation of demand. Actual demand was less than expected, resulting in higher debt levels to support working capital requirements.

         Cash used in investing activities in the year ended September 30, 1996 was $12,509 compared to $15,387 in the prior-year period. This decreased use of cash was primarily due to the prior year expansion of the Jackson and Benson, Minnesota manufacturing facilities and other increased investments in property, plant and equipment to support the Company's growth in the year ended September 30, 1995. In the year ended September 30, 1996 investments in property, plant and equipment were $10,022 compared to $15,640 in the year ended September 30, 1995.

         Cash provided by financing activities was $23,776 in the year ended September 30, 1996, compared to $27,753 in the prior period. The decrease in cash provided from financing activities was primarily the result of the net repayments of long-term borrowings of $3,894 compared to net borrowings of $21,561 during the years ended September 30, 1996 and 1995, respectively. This was offset by the net borrowings of notes payable of $30,000 compared to $5,000 during the years ended September 30, 1996 and 1995, respectively. This decrease in net borrowings was primarily due to decreased working capital requirements due to slowed inventory growth.

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

         Payments for future deliveries of equipment are classified as customer prepayments. Customers will periodically pay for equipment in advance of shipment to secure either more favorable pricing or a desired delivery date. The primary benefits to the Company are that it generates additional sales and allows the Company to improve economies of scale by better scheduling its production. The Company recognizes revenue relating to customer deposits upon shipment of the related equipment.

         The terms of the amended line of credit agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants (which are included in Exhibits 10.1 and 10.2 to the Company's Form 10Q filed with the Commission on August 15, 1996) include a minimum tangible net worth of $35 million plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company does not anticipate any difficulty in meeting these covenants.

FORWARD-LOOKING STATEMENTS

         Certain information included in this Report is "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects," "should," and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These include factors that affect all businesses, as well as matters specific to the Company and markets it serves.

         For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad could have a significant impact on economic growth, and, accordingly, demand for their products. For example, if the Federal Reserve raises interest rates in 1998, the U.S. economy could slow and negatively impact demand for the Company's products. If low interest rates in Europe do not stimulate that economy or if government spending is significantly reduced, the demand for Company products in that region could be negatively impacted.

         Political factors in the U.S. and abroad also have a major impact on global companies. The Company anticipates significant growth in international sales. International trade and fiscal policies implemented in the U.S. this year could impact the Company's ability to grow its business abroad. U.S. foreign relations with certain countries and any related restrictions imposed could also have a significant impact on foreign sales. In addition, political instability in regions such as Eastern Europe and South America make potential economic growth difficult to predict for those countries.

         Currency fluctuations are also a significant unknown for global companies. If the U.S. dollar continues to strengthen against foreign currencies, the Company's ability to realize price increases on sales could be negatively impacted.

         The rate of growth for the agricultural industry, and the rate of acceptance of new technologies, such as SOILECTION also play a significant role in the Company's results. Our products are an integral component of these activities and as they increase or decrease in the U.S. or abroad, demand for our products may be significantly impacted.

         The Company operates in a highly competitive environment and our outlook depends on a forecast of the Company's share of industry sales. A reduction in that share could result from unanticipated pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, or a failure to price the product competitively. Competitive pressures did have an effect on share of industry sales in the U.S. and Canada in 1997 and if those pressures continue to have an impact, sales for 1998 could fall below current projections.

         This discussion of risks, uncertainties and other factors is by no means exhaustive but is designed to highlight important factors that may impact the outlook for the Company. Examples of uncertainties not discussed in detail include the many interrelated factors that affect farmers' confidence, including world wide demand for agricultural products, world grain stocks, commodity prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture and the environment; actions of the Company's competitors; production difficulties, including capacity and supply constraints; dealer practices; labor relations; accounting standards; and other risks and uncertainties. Obvious factors such as general economic conditions throughout the world do not warrant further discussion but are noted to further emphasize the myriad of contingencies that may cause the Company's actual results to differ from those currently anticipated.

         THE COMPANY DISCLAIMS AN OBLIGATION TO UPDATE STATEMENTS REGARDING SUCH RISKS AND UNCERTAINTIES EXCEPT TO THE EXTENT REQUIRED TO DO SO IN ITS FILINGS UNDER THE SECURITIES AND EXCHANGE ACT OF 1934.



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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its fiscal 1997 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its fiscal 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its fiscal 1997 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its fiscal 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1997.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The following consolidated financial statements of Ag-Chem Equipment Co., Inc. are included herein at the indicated page numbers:

                                                                                 Page No.
          Independent Auditors' Report                                              F-1
          Consolidated Balance Sheets as of September 30, 1997 and 1996             F-2
          Consolidated  Statements  of Earnings for the Fiscal Years Ended
          September 30, 1997, 1996 and 1995                                         F-4
          Consolidated  Statements  of  Stockholders' Equity for the
          Fiscal Years Ended September 30, 1997, 1996 and 1995                      F-5
          Consolidated  Statements of Cash Flows for the
          Fiscal Years Ended September 30, 1997, 1996 and 1995                      F-6
          Notes to Consolidated Financial Statements                                F-8


FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule of Ag-Chem Equipment Co., Inc. is included herein at the indicated page number:


                                                                                 Page No.
          Independent Auditors' Report                                             FS-1
          Schedule II - Valuation and Qualifying Accounts                          FS-2


Exhibits


      Exhibit No                     TITLE
      ----------                     -----
           3            Articles of incorporation and by-laws (1)

          10.1          $45,000,000 Long Term Second Amended and Restated
                        Revolving Credit Agreement among Ag-Chem Equipment Co.,
                        Inc., NBD Bank, as Lender and Agent, First Chicago NBD
                        Bank, Canada, as Canadian Lender, The First National
                        Bank of Chicago, London Branch, as Lender, Harris Trust and Savings Bank, as Lender, Cooperatieve Centrale
                        Raiffeisen - Boerenleenbank B.A., as Lender, and
                        Rabobank Netherlands, New York Branch, as Lender (2)

          10.2          $20,000,000 Short Term Revolving Credit Agreement among
                        Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and
                        Agent, First Chicago NBD Bank, Canada, as Canadian
                        Lender, The First National Bank of Chicago, London
                        Branch, as Lender, Harris Trust and Savings Bank, as
                        Lender, Cooperatieve Centrale Raiffeisen -
                        Boerenleenbank B.A., as Lender, and Rabobank
                        Netherlands, New York Branch, as Lender (2)

          10.3          Long Term Amended and Restated Revolving Credit Notes (2)

          10.4          Short Term Revolving Credit Notes (2)

          10.5          Guaranty (Long Term) of Lor*Al Products, Inc. (2)

          10.6          Guaranty (Long Term) of Ag-Chem Sales Co., Inc. (2)

          10.7          Guaranty (Long Term) of Ag-Chem Equipment Co., International Corp. (2)

          10.8          Guaranty (Long Term) of Ag-Chem Equipment Canada, Ltd. (2)

          10.9          Guaranty (Long Term) of Soil Teq, Inc. (2)

          10.10         Guaranty (Long Term) of Kurstjens Terra-Gator, B.V. (2)

          10.11         Guaranty (Short Term) of Lor*Al Products, Inc. (2)

          10.12         Guaranty (Short Term) of Ag-Chem Sales Co., Inc. (2)

          10.13         Guaranty (Short Term) of Ag-Chem Equipment Co., International Corp. (2)

          10.14         Guaranty (Short Term) of Ag-Chem Equipment Canada, Ltd. (2)

          10.15         Guaranty (Short Term) of Soil Teq, Inc. (2)

          10.16         Guaranty (Short Term) of Kurstjens Terra-Gator, B.V. (2)

          11.1          Statement of Computation of Earnings per Share

          27            Financial Data Schedule

         (1) Incorporated by reference to the Company's September 30, 1994 Form 10/A.
         (2) Incorporated by reference to the Company's June 30, 1997 Form 10Q.



REPORTS ON FORMS 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AG-CHEM EQUIPMENT CO., INC.

Dated:  December 29, 1997              By: /s/ Alvin E. McQuinn
                                           -------------------------------------
                                           Alvin E. McQuinn
                                           Its:  Chief Executive Officer


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

             Signature                                          Title                                       Date
             ---------                                          -----                                       ----


/s/ Alvin E. McQuinn                  Chairman of the Board, Chief Executive Officer                  December 29, 1997
-------------------------------------(Principal Executive Officer), Director of Marketing
Alvin E. McQuinn                     and Director



/s/ John C. Retherford                Senior Vice President, Chief Financial Officer                  December 29, 1997
-------------------------------------(Principal Financial and Accounting Officer), and Director
John C. Retherford


/s/ Robert L. Hoffman                 Secretary and Director                                          December 29, 1997
-------------------------------------
Robert L. Hoffman


/s/ Vaughn O. Sinclair                Director                                                        December 29, 1997
-------------------------------------
Vaughn O. Sinclair


/s/ G. Waddy Garrett                  Director                                                        December 29, 1997
-------------------------------------
G. Waddy Garrett


/s/ Mary M. Jetland                   Vice President of Manufacturing and Corporate                   December 29, 1997
------------------------------------- Services and Director
Mary M. Jetland


/s/ A.J. (Al) Giese                   Director                                                        December 29, 1997
-------------------------------------
A.J. (Al) Giese


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.

We have audited the accompanying consolidated balance sheets of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.


                                                          KPMG Peat Marwick LLP

Minneapolis, Minnesota
November 7, 1997, except as to
         Note 17 which is as of
         November 19, 1997

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                              September 30,
                                                           ---------------------
ASSETS                                                       1997         1996
                                                           --------     --------

CURRENT ASSETS:
      Accounts receivable, less allowance for doubtful
        accounts of $576 and $393, respectively            $ 23,728     $ 22,901
      Notes receivable, current portion, and accrued
        interest receivable (note 5)                          3,188        2,442
      Inventories (note 2)                                   99,894      102,311
      Deferred income tax benefits, net (note 10)             4,550        4,531
      Prepaid expenses and other current assets                 881          570
                                                           --------     --------
         Total current assets                               132,241      132,755
                                                           --------     --------

PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 3, 4 AND 8)        46,260       42,697

OTHER ASSETS:
      Notes receivable, long-term portion (note 5)            5,213        4,995
      Bond funds held by trustee                                745          744
      Intangible and other assets, net of accumulated
         amortization of $2,392 and, $3,463,
         respectively (note 1)                                3,540        4,368
                                                           --------     --------
         Total other assets                                   9,498       10,107
                                                           --------     --------

Total assets                                               $187,999     $185,559
                                                           ========     ========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
Ag-Chem Equipment Co., Inc. and Subsidiaries
(Dollars in Thousands)


                                                                              September 30,
                                                                       ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1997            1996
                                                                       ---------      ---------
CURRENT LIABILITIES:
   Current installments of long-term debt (note 8)                     $   4,994      $   5,165
   Note payable to banks (note 7)                                         32,685         40,000
   Accounts payable                                                       15,049         12,645
   Checks outstanding in excess of cash balances                               7            293
   Customer prepayments                                                    7,718          6,036
   Accrued expenses (note 6)                                              17,504         18,186
   Deferred income                                                           563            389
   Accrued income taxes                                                      224          2,168
                                                                       ---------      ---------
          Total current liabilities                                       78,744         84,882

LONG-TERM DEBT, LESS CURRENT INSTALLMENTS (NOTE 8)                        45,368         43,334
                                                                       ---------      ---------

Total liabilities                                                        124,112        128,216
                                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value:
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,670,268 shares and 9,695,768, respectively            97             97
   Additional paid-in capital                                              2,188          2,699
   Retained earnings                                                      62,082         54,512
   Foreign currency translation adjustment                                  (480)            35
                                                                       ---------      ---------
      Total stockholders' equity                                          63,887         57,343
                                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)

Total liabilities and stockholders' equity                             $ 187,999      $ 185,559
                                                                       =========      =========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                             Years ended September 30,
                                                 ---------------------------------------------
                                                    1997              1996              1995
                                                 -----------      -----------      -----------
Net sales                                        $   318,212      $   280,152      $   233,852
Cost of sales                                        232,565          200,378          166,711
                                                 -----------      -----------      -----------
   Gross profit                                       85,647           79,774           67,141

Selling, general and administrative expenses          69,034           61,239           48,279
                                                 -----------      -----------      -----------
   Operating income                                   16,613           18,535           18,862

Other income (expense):
   Other income (note 11)                              3,186            3,248            2,200
   Interest expense                                   (6,229)          (5,935)          (2,673)
                                                 -----------      -----------      -----------
      Earnings before income taxes                    13,570           15,848           18,389

Income tax expense (note 10)                           6,000            6,100            6,980
                                                 -----------      -----------      -----------

Net earnings                                     $     7,570      $     9,748      $    11,409
                                                 ===========      ===========      ===========

Earnings per share                               $       .78      $      1.01      $      1.19
                                                 ===========      ===========      ===========

Weighted average common shares outstanding         9,683,341        9,671,932        9,603,878
                                                 ===========      ===========      ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)



                                                                                                Foreign
                                          Common Stock            Additional                    currency            Total
                                  -----------------------------    paid-in         Retained    translation       stockholders'
                                     Shares          Amount        capital         earnings     adjustment          equity
                                   ----------      ----------     ----------      ----------     ----------      ----------
Balances at September 30, 1994      9,639,768      $       96     $     --        $   33,792     $     --        $   33,888

Purchases and retirement of
previously issued shares              (44,000)           --             --              --             (437)
                                                                                                                       (437)

Net earnings                             --              --             --            11,409           --            11,409

Foreign currency translation
adjustment                               --              --             --              --               13              13

                                   ----------      ----------     ----------      ----------     ----------      ----------

Balances at September 30, 1995      9,595,768              96           --            44,764             13          44,873

Issuance of shares for
Soil Teq's minority interest

(Note 16)                             100,000               1          2,699            --             --             2,700

Net earnings                             --              --             --             9,748           --             9,748

Foreign currency translation
adjustment                               --              --             --              --               22              22
                                   ----------      ----------     ----------      ----------     ----------      ----------

Balances at September 30, 1996      9,695,768              97          2,699          54,512             35          57,343

PURCHASES AND RETIREMENT OF
PREVIOUSLY ISSUED SHARES              (25,500)           --             (511)           --             --              (511)

NET EARNINGS                             --              --             --             7,570           --             7,570

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT                               --              --             --              --             (515)           (515)
                                   ----------      ----------     ----------      ----------     ----------      ----------

BALANCES AT SEPTEMBER 30, 1997      9,670,268      $       97     $    2,188      $   62,082     ($     480)     $   63,887
                                   ==========      ==========     ==========      ==========     ==========      ==========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


                                                                           Years ended September 30,
                                                                     ------------------------------------
                                                                       1997          1996          1995
                                                                     --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                       $  7,570      $  9,748      $ 11,409

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Depreciation and amortization                                         8,259         8,015         4,831
  Gain on sale of equipment                                                (5)         (130)          (12)
  Minority interest in net earnings of Soil Teq, Inc.                    --            --             183
  Increase in deferred income tax benefits                                (19)       (1,160)         (990)
  Changes in operating assets and liabilities, net of effects of acquisition:
      Accounts receivable                                                (827)         (928)       (5,928)
      Notes receivable                                                   (964)        1,727        (1,199)
      Inventories                                                       2,417       (26,475)      (29,071)
      Other current assets                                               (311)         (139)          452
      Accounts payable                                                  2,404        (6,158)        7,455
      Customer prepayments and deferred income                          1,856         1,832        (4,412)
      Accrued expenses                                                   (682)        2,433         3,173
      Income taxes                                                     (1,944)          (54)        1,730
                                                                     --------      --------      --------
  Cash provided by (used in) operating activities                      17,754       (11,289)      (12,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (7,407)      (10,022)      (15,640)
  Decrease (increase) in rental equipment                              (3,517)       (1,308)          287
  Proceeds from sale of equipment                                          19           218            28
  Increase in other assets                                                (85)       (1,399)         (302)
  Capital contributed by Soil Teq's minority owner                       --            --             240
                                                                     --------      --------      --------
      Cash used in investing activities                               (10,990)      (12,509)      (15,387)



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


                                                                     Years ended September 30,
                                                               ---------------------------------------
                                                                 1997           1996           1995
                                                               ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (decrease) in checks outstanding in excess
         of cash balances                                      $    (286)     $  (2,330)     $   1,630
       Proceeds from notes payable - banks                        78,900         71,180          5,000
       Repayments on notes payable - banks                       (88,950)       (41,180)          --
       Proceeds from long-term borrowings                         42,975         67,100        103,405
       Repayments of long-term borrowings                        (38,377)       (70,994)       (81,845)
       Purchase of common stock                                     (511)          --             (437)
                                                               ---------      ---------      ---------
         Cash provided by (used in) financing activities          (6,249)        23,776         27,753

       Foreign currency translation adjustment                      (515)            22             13
                                                               ---------      ---------      ---------

       Net change in cash                                           --             --             --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      --             --             --
                                                               ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $    --        $    --        $    --
                                                               =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for:
         Interest                                              $   6,204      $   5,100      $   2,430
         Income taxes                                              7,900          7,209          6,084



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     On December 27, 1995, the Company acquired the minority interest in Soil Teq, Inc. for 100,000 shares of the Company's common stock valued at $2,700 and a $480 promissory note.

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


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

INVENTORIES
     Substantially all inventories except used equipment are stated at the lower of cost or market. Cost is determined using the last in, first out (LIFO) method for all inventories other than used equipment. Used equipment is valued at amounts which do not exceed estimated fair market value.

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


INDUSTRIAL REVENUE BOND ISSUE
     Reserve bond funds relate to industrial revenue bonds issued by the City of Jackson, Minnesota to finance the acquisition of a portion of the Company's Jackson, Minnesota facilities and will be used to pay principal and interest due on the bonds only when amounts deposited by the Company are insufficient.
     Industrial revenue bond issuance costs have been deferred and are being amortized over the term of the bonds using the effective interest method.
     In November 1997, the Company refinanced the industrial revenue bonds (see note 17).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

INTANGIBLE AND OTHER ASSETS
     Intangible and other assets, net of accumulated amortization, consists of the following:

                                                                                         September 30,
                                                                                   -------------------------
                                                                                    1997         1996
                                                                                   -------------------------
Excess of purchase price over fair market value of net assets purchased             $1,928       $2,508
Non compete agreements                                                                 320          416
Deferred financing costs                                                               326          400
Manufacturing and marketing rights                                                     874          860
Other                                                                                   92          184
                                                                                   -------------------------
Total intangible and other assets                                                   $3,540       $4,368
                                                                                   =========================


     Intangible and other assets are capitalized at cost and are amortized on a straight-line basis over periods ranging from two to ten years. Deferred financing costs are being amortized over the term of the financing using the effective interest method.
     Management periodically assesses the amortization period and recoverability of the carrying amounts of intangible assets based upon an estimation of their value and future benefits of the recorded asset. Management has concluded that the carrying amount of the intangible assets is realizable.

RESEARCH AND DEVELOPMENT EXPENDITURES
     The Company's research and development expenditures are expensed as incurred and totaled $9,361, $7,208 and $5,301 for the years ended September 30, 1997, 1996 and 1995, respectively.

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

REVENUE RECOGNITION
     Payments for future deliveries of equipment are classified as customer prepayments. Customers will periodically pay for equipment in advance of shipment to secure either more favorable pricing or a desired delivery date. The primary benefits to the Company are that it generates additional sales and allows the Company to improve economies of scale by better scheduling it production. The Company recognizes revenue relating to customer deposits upon shipment of the related equipment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

PROFIT SHARING PLAN
     The Company made contributions of $3,171, $4,778 and $4,487 to its profit sharing plan in fiscal 1997, 1996 and 1995, respectively.

STATEMENTS OF CASH FLOWS
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CHANGE IN ACCOUNTING PRINCIPLE
     The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, on October 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement had no impact on the Company's financial position or results of operations.


2.   INVENTORIES
     Inventories consist of the following:

                                            September 30,
                                            -------------
                                          1997           1996
                                       ---------      ---------
Finished goods                         $  46,278      $  57,248
Resale parts                              22,116         17,909
Work in process                            7,542         11,195
Raw materials                             25,700         21,147
                                       ---------      ---------
Total                                    101,636        107,499
Less LIFO reserve                        (12,454)       (11,480)
                                       ---------      ---------
Total                                     89,182         96,019
Used equipment                            10,712          6,292
                                       ---------      ---------
Total inventories                      $  99,894      $ 102,311
                                       =========      =========

     If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $12,454 and $11,480 at September 30, 1997 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                           September 30,
                                                           -------------
                                                        1997          1996
                                                      --------      --------
Land                                                  $  1,225      $  1,221
Land improvements                                        3,647         3,648
Buildings and improvements                              24,270        19,808
Machinery and equipment                                 19,413        18,995
Rental property                                          4,395         4,285
Rental equipment (note 4)                                8,990         5,473
Transportation equipment                                 2,486         2,669
Office equipment and furniture                           3,577         3,109
Computer equipment                                       8,514         6,928
                                                      --------      --------
                                                        76,517        66,136
Less accumulated depreciation and amortization         (30,257)      (23,439)
                                                      --------      --------
Net property, plant and equipment                     $ 46,260      $ 42,697
                                                      ========      ========

4.   RENTAL EQUIPMENT
     The Company leases equipment to customers through operating leases, the majority of which are cancelable. The net investment in equipment leased to customers under operating leases is as follows:

                                                  September 30,
                                                  -------------
                                              1997         1996
                                             -------      ------
Rental  equipment                            $8,990       $5,473
Less accumulated depreciation                (2,307)      (1,996)
                                             -------      ------
Net rental equipment                         $6,683       $3,477
                                             =======      ======


     Future minimum rentals receivable under non-cancelable operating leases at September 30, 1997 are as follows:

     Year ending September 30,              Amount
    -----------------------------------     ------
    1998                                      $596
    1999                                        32
                                            ------
    Total                                     $628
                                            ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


5.   NOTES RECEIVABLE

     The Company provides financing to customers with notes receivable which bear interest between 8.0% to 13.0%. These notes are payable in installments over 1 to 5 years and are secured primarily with the equipment sold to the customer. Principal maturities of notes receivable are as follows:


    Year ending September 30,              Amount
   ------------------------------------    ------
   1998                                    $2,821
   1999                                     1,983
   2000                                     1,591
   2001                                       902
   2002                                       737
                                           ------
   Total                                   $8,034
                                           ======

6.   ACCRUED EXPENSES
     Accrued expenses consist of the following:

                                        September 30,
                                ------------  --------------
                                   1997              1996
                                ------------  --------------
Compensation                      $9,396            $10,839
Warranty                           1,385              1,132
Taxes other than income            1,790              1,898
Insurance                          1,861              1,864
Interest                           1,755              1,716
Other                              1,317                755
                                ------------  --------------
Total                            $17,504            $18,186
                                ============  ==============

7.   NOTES PAYABLE TO BANKS
     In June 1997, the Company refinanced its line of credit agreement with four banks. The Company is required to pay a commitment fee of 0.125 to 0.375 percent of the average daily unused portion of the line of credit. The terms of the amended agreement requires the Company to maintain a tangible net worth of $35 million plus 50% of each fiscal year's net earnings, certain working capital, net worth and debt to net worth ratios as well as limits the amount of capital expenditures, distributions and indebtedness.
     The new line of credit agreements allow aggregate borrowings up to $75 million, of which $30 million is due in June 1998 and $45 million is payable in May 2000. As of September 30, 1997, $44,500 was outstanding compared to $45,055 in the prior year. The weighted average interest rate on short-term borrowings outstanding was 8.5% as of September 30, 1997.
     The Company's European subsidiary has a line of credit with a bank. The agreement allows aggregate borrowings up to 3.0 million Dutch Guilders (approximately $1,600) which expires on January 31, 1998. There were no borrowings under this agreement at September 30, 1997. Borrowings under this line of credit bear interest at the Dutch prime rate plus 1.5 percent and are secured by substantially all of the subsidiary's assets which aggregate approximately $10,620.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


8.   LONG-TERM DEBT
     Long-term debt consists of the following:

                                                                                                 September 30,
                                                                                            -----------------------
                                                                                             1997            1996
                                                                                            ----------    ---------
Industrial revenue bonds with the City of Jackson, MN payable in varying annual amounts beginning in December 1991 through 2009 with interest from
   7.10% to 8.75 % (see note 17)                                                            $ 6,065          $6,320
Note payable under line of credit with four banks with interest at the banks'
   reference rate due May 2000 (see note 7)                                                  15,000             ---
Note payable under line of credit with three banks refinanced in 1997                           ---           5,055
Note payable in five annual installments of $3 million commencing in April
   1997 with interest payable semiannually at 6.83%                                          12,000          15,000
Note payable in seven annual installments of $2,143 commencing in April 1999
   with interest payable semiannually at 7.25%                                               15,000          15,000
Note payable in Dutch guilders under line of credit with a bank with interest
   at 1.5% over the bank's reference rate of 4.5% due October 1997(see note 7)                  ---           4,407
Notes payable to former owner of European distributorship with interest at 6
   percent due November 1997                                                                  1,480           1,550
Miscellaneous notes payable                                                                     817           1,167
                                                                                            -------         -------
Total long-term debt                                                                         50,362          48,499
Less current installments                                                                     4,994           5,165
                                                                                            -------         -------
Long-term debt, less current installments                                                   $45,368         $43,334
                                                                                            =======         =======


     Scheduled annual maturities of long-term debt are as follows:
   Years ending September 30,            Amount
   ------------------------------------ --------
   1998                                 $ 4,994
   1999                                   5,641
   2000                                  20,687
   2001                                   5,620
   2002                                   2,533
   Thereafter                            10,887
                                        --------
   Total                                $50,362
                                        ========

     Industrial revenue bonds are secured by a mortgage on a manufacturing plant in Jackson, Minnesota and a security interest in equipment purchased with bond proceeds. The industrial revenue bonds are payable in escalating yearly installments commencing December 1, 1992 through December 1, 2003 of $180 to $410, respectively. The bonds bear interest which escalates from 7.10 percent for the December 1, 1992 installment to 8 percent for the December 1, 2003 installment. The Company is required to fund a bond sinking fund with escalating annual payments of $440 on December 1, 2003 to $730 on December 1, 2009 for an aggregate of $4,040. The final balloon payment on the bonds of $4,040 bears interest at 8.75 percent and is to be paid from the bond sinking fund which is due on December 1, 2009. Under the terms of the agreement, the Company is required to meet certain debt covenants. These bonds were refinanced on November 19, 1997 (see note 17).
     Both $15,000 notes payable with annual installments contain certain restrictive covenants as to additional borrowings and requires the Company to maintain certain financial ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


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

LONG-TERM DEBT
The fair value of the Company's long-term debt was estimated based on the amount of future cash flows associated with each instrument discounted using the current rates offered to the Company for similar debt instruments of comparable maturity.
     The carrying amount and estimated fair values of the Company's financial instruments at September 30, 1997 and 1996 are summarized as follows:

                                                              1997                                  1996
                                               ------------------------------------    -------------------------------
                                                  CARRYING            ESTIMATED         Carrying         Estimated
                                                    AMOUNT            FAIR VALUE         Amount         Fair Value
                                               ----------------     ---------------    -----------    ----------------
Accounts receivable, net                           $23,728             $23,728           $22,901          $22,901
Notes receivable and accrued interest
  receivable                                         8,401               8,542             7,437            7,542
Bond funds                                             745                 745               744              744
Accounts payable                                    15,049              15,049            12,645           12,645
Checks outstanding in
  excess of cash balances                                7                   7               293              293
Accrued expenses                                    17,504              17,504            18,186           18,186
Long-term debt                                      50,362              50,693            48,499           48,395
Note payable to banks                               32,685              32,685            40,000           40,000


     The Company from time to time selectively uses derivative instruments to reduce financial risk of interest rates and foreign currency. Interest rate swap and foreign exchange agreements are made with highly rated financial institutions. The Company has exposure associated with derivative agreements to the extent these agreements have positive value. The Company does not have a significant concentration of risk with any single party. At September 30, 1997, the Company's Dutch subsidiary has entered into foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


currency exchange contracts with a nominal amount of $1,350 to hedge certain dollar denominated payments to its parent in the first quarter of fiscal 1999. The fair value of such agreements are not material to the Company's consolidated financial position or results of operations.


10.  INCOME TAXES
     The provision for income tax expense (benefit) consists of the following:

                                Federal       State        Total
                                -------      -------      -------
1997
CURRENT                         $ 5,019      $ 1,000      $ 6,019
DEFERRED                            (15)          (4)         (19)
                                -------      -------      -------
TOTAL                           $ 5,004      $   996      $ 6,000
                                =======      =======      =======
1996
Current                         $ 6,060      $ 1,200      $ 7,260
Deferred                         (1,000)        (160)      (1,160)
                                -------      -------      -------
Total                           $ 5,060      $ 1,040      $ 6,100
                                =======      =======      =======
1995
Current                         $ 6,570      $ 1,400      $ 7,970
Deferred                           (870)        (120)        (990)
                                -------      -------      -------
Total                           $ 5,700      $ 1,280      $ 6,980
                                =======      =======      =======

     The actual tax expense for 1997, 1996 and 1995 differs from the "expected" tax expense for those years (computed by applying the United States federal corporate rate of 35 percent in earnings before income taxes) as follows:

                                             1997         1996        1995
                                           -------      -------      -------

Expected tax, at statutory rates           $ 4,750      $ 5,546      $ 6,436
State taxes, net of federal tax effect         650          676          832
Increase (decrease) in valuation
allowance for                                  545         (310)        (206)
  deferred tax assets
Tax benefit of foreign sales
  corporation                                  (90)        (140)        (131)
Goodwill, technology rights
  amortization                                 141          176           62
Other, net                                       4          152          (13)
                                           -------      -------      -------
Actual tax expense                         $ 6,000      $ 6,100      $ 6,980
                                           =======      =======      =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


     The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 1997 and 1996 are as follows:

                                                         1997          1996
                                                        -------      -------
Inventory                                               $ 2,771      $ 2,756
Accrued warranty                                            260          331
Accrued vacation                                            393          319
Deferred revenue                                            219          162
Subsidiary's net operating taxloss carryforward             850          850
Foreign subsidiary net operating loss carry-forward         545         --
Intangibles                                                 242          240
Fixed assets                                                212          161
Other                                                       338          303
                                                        -------      -------
  Gross deferred tax assets                               5,830        5,122

Building donation to City of Jackson                       (101)        (101)
Research and development expenditures                      (144)        --
                                                        -------      -------
Gross deferred tax liabilities                             (245)        (101)
                                                        -------      -------

Valuation allowance                                        --           (490)
                                                         (1,035)        --
                                                        -------      -------
  Net deferred tax asset                                $ 4,550      $ 4,531
                                                        =======      =======


A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                         1997         1996
                                                        -------      -------
Valuation allowance at beginning of year                $   490      $   800
Decrease in valuation allowance                            --           (310)
                                                        -------      -------
Valuation allowance at end of year                      $ 1,035      $   490
                                                        =======      =======


     The valuation allowance is necessary due to uncertainty over the future utilization of the net operating loss carryforwards of Soil Teq and Ag-Chem Europe.


11.  OTHER INCOME
     Other income consists of the following:

                                                     Years ended September 30,
                                                   ----------------------------
                                                    1997       1996       1995
                                                   ------     ------     ------
Interest income and finance charges                $  958     $1,000     $1,274
Gain on sale of property, plant and equipment           5         96         12
Income from rental properties, net of expenses      1,337        217        287
Lawsuit award                                        --        1,026       --
Miscellaneous income                                  886        909        627
                                                   ------     ------     ------
Total                                              $3,186     $3,248     $2,200
                                                   ======     ======     ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


12.  LEASES
     Rent expense under operating leases amounted to $893, $1,169 and $1,003 for offices, warehouses and equipment, and $1,495, $1,315 and $889 for autos and trucks in fiscal 1997, 1996, and 1995, respectively.
     The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non cancelable terms in excess of one year as of September 30, 1997. Commitments for autos and trucks have not been included since most of these leases are cancelable upon specified notice.


Years ending September 30,              Amount
-------------------------------------  --------
1998                                   $   557
1999                                       407
2000                                       367
2001                                       113
2002                                       113
Thereafter                                 830
                                       --------
Total                                   $2,387
                                       ========

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

13.  COMMITMENTS AND CONTINGENT LIABILITIES
     The Company is involved in several legal actions at September 30, 1997, the ultimate settlement of which is not expected to have a material effect on the consolidated financial condition of the Company.

14.  RELATED PARTY TRANSACTIONS
     In fiscal 1997, 1996 and 1995, legal services in the amount of $322, $450 and $758, respectively, were provided by a law firm in which a director and stockholder of the Company is a partner.

15.  SEGMENT INFORMATION
     For fiscal 1997, 1996 and 1995 the members of a farming co-op accounted for 13.8%, 12.9% and 16.6% of net sales, respectively. Export sales were 14.2%, 10.7% and 8.8% of net sales in fiscal 1997, 1996 and 1995, respectively.
     The Company has a subsidiary in the Netherlands. This subsidiary had net sales of $14,490, $14,878 and $4,849 in the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Foreign operating losses for fiscal 1997, 1996 and 1995 were $1,556, $115 and $293, respectively. At September 30, 1997, 1996 and 1995, identifiable assets of the foreign subsidiary totaled $10,622, $11,280 and $11,086, respectively. Foreign currency transaction gains or losses included in net earnings for fiscal 1997, 1996 and 1995 were immaterial.

16.  ACQUISITION
     On December 27, 1995, the Company acquired the remaining interest in Soil Teq, Inc. for 100,000 shares of its common stock valued at $2,700 and a promissory note for $480 which accrues interest at 7% in an acquisition accounted for as a purchase. The purchase price was allocated primarily to goodwill which will be amortized over a 5-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1997, 1996 and 1995
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


17. SUBSEQUENT EVENT

         On November 19, 1997, the Company refinanced its industrial revenue bonds. The new bonds carry the same principal balance as the original bonds, accelerated maturities, and lower interest rates. The average interest rate on the bonds decreased from 8.3% to 5.4%. Additionally, the Company is no longer required to maintain a bond sinking fund with a trustee.


18. SELECTED CONSOLIDATED FINANCIAL DATA - QUARTERLY (UNAUDITED)

                                         NET EARNINGS
                                         ------------ EARNINGS (LOSS)
      1997      NET SALES  GROSS PROFIT    (LOSS)      PER SHARE
      ----      --------     --------     --------      --------
1ST QUARTER     $ 56,290     $ 17,140     $    994      $    .10
2ND QUARTER      130,618       34,772        8,287           .86
3RD QUARTER       66,442       18,036           36           .00
4TH QUARTER       64,862       15,699       (1,747)         (.18)
                --------     --------     --------      --------
  TOTAL         $318,212     $ 85,647     $  7,570      $    .78
                ========     ========     ========      ========

    1996
    ----
1st Quarter     $ 44,951     $ 13,626     $    359      $    .04
2nd Quarter      101,385       28,509        6,355           .66
3rd Quarter       69,681       17,262        1,163           .12
4th Quarter       64,135       20,377        1,871           .19
                --------     --------     --------      --------
  Total         $280,152     $ 79,774     $  9,748      $   1.01
                ========     ========     ========      ========

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.


Under date of November 7, 1997, except as to note 17 which is as of November 19, 1997, we reported on the consolidated balance sheets of Ag-Chem Equipment Co., Inc. as of September 30, 1997 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                          KPMG Peat Marwick LLP


Minneapolis, Minnesota
November 7, 1997, except as
         to note 17 which is as of
         November 19, 1997


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------

                                                            Additions
                                         Balance at         charged to         Deductions            Balance at
                                        beginning of          costs               from                 end of
Description                                period          and expenses       reserves (a)             period
                                      ----------------- ------------------- -------------------- ----------------------
Allowances for possible losses on accounts receivable:

Year ended September 30, 1997               $393              $381              ($198)                 $576

Year ended September 30, 1996               $334              $188              ($129)                 $393

Year ended September 30, 1995               $130              $308              ($104)                 $334

Notes:
     (a) Bad debt write-offs
