Form 10-Q
period 1997-12-31
AG-CHEM EQUIPMENT CO INC
filed 1998-02-13
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                               __X__ Yes _____ No

         As of January 31, 1998, there were outstanding 9,666,768 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS

                                                                    Page

                                     PART I

ITEM 1.       FINANCIAL STATEMENTS..............................      2

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS...................................      8

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS.................................     10


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K..................     10

SIGNATURES    ..................................................     11

EXHIBITS      ..................................................     12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
--------------------------------------------------------------------------------
                                                      December 31, September 30,
                           ASSETS                         1997        1997
                                                        --------    --------

CURRENT ASSETS:
     Cash                                               $    287    $   --
     Accounts receivable, less allowance for
       doubtful accounts of $676 and $576, respectively 18,591 23,728 Notes receivable, current portion, and
       accrued interest receivable                         3,556       3,188
     Inventories (note 2)                                114,357      99,894
     Deferred income tax benefits                          5,073       4,550
     Prepaid expenses and other current assets               838         881
                                                        --------    --------
        Total current assets                             142,702     132,241

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $31,844 AND $30,257, RESPECTIVELY       46,559      46,260

OTHER ASSETS:
     Notes receivable, long-term portion                   5,380       5,213
     Bond funds held by trustees                            --           745
     Intangible and other assets, net of accumulated
        amortization of $2,593 and $2,392, respectively    3,205       3,540
                                                        --------    --------
        Total other assets                                 8,585       9,498
                                                        --------    --------

Total assets                                            $197,846    $187,999
                                                        ========    ========

--------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
--------------------------------------------------------------------------------
     LIABILITIES AND STOCKHOLDERS' EQUITY            December 31,  September 30,
                                                        1997           1997
                                                      ---------     ---------
CURRENT LIABILITIES:
     Current installments of long-term debt           $   4,035     $   4,994
     Notes payable to banks                              34,070        32,685
     Accounts payable                                    18,422        15,049
     Checks outstanding in excess of cash balances         --               7
     Customer prepayments                                13,422         7,718
     Accrued expenses (note 3)                           12,704        17,504
     Deferred income                                      1,021           563
     Accrued income taxes                                  --             224
                                                      ---------     ---------
Total current liabilities                                83,674        78,744


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                51,426        45,368
                                                      ---------     ---------

Total liabilities                                       135,100       124,112

STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,666,768 shares                       97            97
     Additional paid in capital                           2,142         2,188
     Retained earnings                                   60,987        62,082
     Foreign currency translation adjustment               (480)         (480)
                                                      ---------     ---------
     Total stockholders' equity                          62,746        63,887
                                                      ---------     ---------
Total liabilities and stockholders' equity            $ 197,846     $ 187,999
                                                      =========     =========

--------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands Except Per Share Amounts)

           (UNAUDITED)
--------------------------------------------------------------------------------
                                               Three Months Ended December 31,
                                                   1997            1996
                                                -----------     -----------
Net sales                                       $    62,537     $    56,290
Cost of sales                                        45,565          39,151
                                                -----------     -----------
     Gross profit                                    16,972          17,139

Selling, general and administrative expenses         17,619          14,637
                                                -----------     -----------
     Operating income (loss)                           (647)          2,502

Other income (expense):
     Other income                                       717             863
     Interest expense                                (1,717)         (1,731)
                                                -----------     -----------
        Earnings (loss) before income taxes          (1,647)          1,634

Income tax expense (benefit)                           (552)            640
                                                -----------     -----------

Net earnings (loss)                             $    (1,095)    $       994
                                                ===========     ===========

Basic earnings (loss) per share                 $     (0.11)    $      0.10
                                                ===========     ===========

Weighted average common shares
     outstanding                                  9,669,883       9,695,768
                                                ===========     ===========

--------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)

           (UNAUDITED)
--------------------------------------------------------------------------------
                                                 Three Months ended December 31,
                                                         1997          1996
                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings (loss)                                ($ 1,095)    $    994

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO CASH
     USED IN OPERATING ACTIVITIES:
     Depreciation and amortization                         1,904        1,997
     Loss (gain) on sale of assets                            (2)          14
     Increase in deferred income tax benefits               (523)        (586)
     Changes in operating assets and liabilities:
          Accounts receivable                              5,137       (1,796)
          Operating notes receivable                        (535)         956
          Inventories                                    (14,463)     (15,014)
          Other current assets                                43         (125)
          Accounts payable                                 3,373        2,142
          Customer prepayments and deferred income         6,162        5,434
          Accrued expenses                                (4,800)      (6,941)
          Income taxes                                      (224)        (997)
                                                        --------     --------
       Cash used in operating activities                  (5,023)     (13,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Retirement of short-term investments
       for industrial revenue bond                           745            9
     Purchase of property, plant and equipment            (1,682)      (1,026)
     Decrease (increase) in rental equipment                (276)        (693)
     Proceeds from sale of equipment                           2            2
     Increase in other assets                                 90          (60)
                                                        --------     --------
       Cash used in investing activities                  (1,121)      (1,768)

(CONTINUED ON NEXT PAGE)
--------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(In Thousands)

           (UNAUDITED)
--------------------------------------------------------------------------------
                                               Three months ended December 31,
                                                      1997        1996
                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in checks outstanding in
        excess of cash balances                           (7)      2,340
     Proceeds from notes payable - banks              26,150        --
     Repayments of notes payable - banks             (24,765)       --
     Proceeds from long-term borrowings                6,250      32,625
     Repayments of long-term borrowings               (1,151)    (19,279)
     Purchase of common stock                            (46)       --
                                                    --------    --------
       Cash provided by financing activities           6,431      15,686

     Foreign currency translation adjustment            --             4
                                                    --------    --------

     Net increase in cash                                287        --
     Cash at beginning of period                        --          --
                                                    --------    --------
     Cash at end of period                          $    287    $   --
                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                     $  1,717    $  1,731
       Income taxes                                 $    223    $  2,255

--------------------------------------------------------------------------------
SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(In Thousands)

(UNAUDITED)
--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 included in the Company's annual report on Form 10-K. Results of the interim periods are not necessarily indicative of the results for an entire year.

(2)      INVENTORIES

         Inventories consist of the following:

                                               December 31,  September 30,
                                                     1997      1997
                                                  ---------  ---------
Finished goods                                    $  55,026  $  46,278
Resale parts                                         25,088     22,116
Work in process                                       8,148      7,542
Raw materials                                        27,500     25,700
                                                  ---------  ---------
  Total                                             115,762    101,636
Less LIFO reserve                                   (12,808)   (12,454)
                                                  ---------  ---------
  Total                                             102,954     89,182
Used equipment                                       11,403     10,712
                                                  ---------  ---------
Total inventories                                 $ 114,357  $  99,894
                                                  =========  =========


         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $12,808 at December 31, 1997 and $12,454 at September 30, 1997.

(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                 December 31, September 30,
                                                        1997     1997
                                                      -------   -------
Compensation                                          $ 4,782   $ 9,396
Warranty                                                1,578     1,385
Taxes other than income                                   925     1,790
Insurance                                               2,237     1,861
Interest                                                1,247     1,755
Other                                                   1,935     1,317
                                                      -------   -------
     Total                                            $12,704   $17,504
                                                      =======   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1996

         Consolidated net sales increased by $6,247 or 11.1 percent in the three-month period ended December 31, 1997 from the three-month period ended December 31, 1996 to $62,537. The increase was primarily the result of an increase in pre-emergence and used equipment sales due to increased unit shipments, rather than pricing changes. The increased unit shipments of pre-emergence equipment were largely due to demand for the new model 8103, introduced in August 1997. Used equipment sales increased as a percent of net sales, and the remaining product mix remained substantially unchanged.

         Consolidated gross profit for the three-month period ended December 31, 1997 decreased $167 or 1.0 percent as compared to the comparable period in the prior year. Consolidated gross profit as a percent of net sales was 27.1 percent and 30.4 percent for the three-month periods ended December 31, 1997 and 1996, respectively. The primary reasons for the lower margin percentage were higher product costs due to start-up expenditures on the new model 8103, lower absorption of manufacturing expenses, and higher levels of used equipment sales as a percent of total sales. Used equipment sales have lower margins than new equipment. The Company has not yet fully utilized the capacity of the latest plant expansions. The Company expects margins to improve as plant utilization grows with increased sales and production.

         Consolidated sales, general and administrative ("S,G&A") expenses increased $2,982 or 20.4 percent in the three-month period ended December 31, 1997 as compared to the comparable period in the prior year. This increase is largely attributed to a 21.2 percent or $2,114 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's sales growth and new product development that the Company anticipated. Similarly, all other S,G&A expenses increased by 21.9 percent or $991. Of the overall increase in S,G&A expenses, costs to support the Company's sales growth increased $2,397 or 19.6 percent, and costs to support product development increases $585 or 24.2 percent. S,G&A expenses as a percent of net sales was 28.2 percent and 26.0 percent in the three-month periods ended December 31, 1997 and 1996, respectively. The Company expects that S,G&A expenses may increase slightly as a percentage of sales compared to previous periods, on an annual basis, depending on sales during fiscal 1998.

         As a result of the above, operating income (loss) was $(647) and $2,502 in the three-month periods ended December 31, 1997 and 1996, respectively.

         Other income decreased 16.9 percent to $717 in the current three-month period as compared to the prior-year three-month period. The decrease was primarily due to reduced earnings from the Company's rental property. The reduced earnings were the result of a one-time charge, and the Company does not expect the decrease to be a continuing trend.

         Interest expense decreased 0.8 percent to $1,717 in the current three-month period ended as compared to the comparable period in the prior year. Borrowings and base interest rates remained similar to the prior year.

         The effective tax rate in the three-month periods ended December 31, 1996 and 1995 was 33.5 percent and 39.2 percent, respectively. The decrease in the effective tax rate was primarily the result of lower losses incurred by the Company's Dutch subsidiary which do not reduce U.S. income taxes, and a reduction in the net operating loss valuation reserve.

         As a result of the above, net earnings (losses) were $(1,095) and $994 in the three-month periods ended December 31, 1997 and 1996, respectively. Earnings (losses) per share were $(0.11) and $.10 for the three-month periods ended December 31, 1997 and 1996, respectively.

LIQUIDITY AND FINANCIAL POSITION - THREE MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1996

         Net cash used in operating activities decreased to $5,023 in the three-month period ended December 31, 1997, compared to $13,922 in the three-month period ended December 31, 1996. The major reason for this change was a decrease in cash used in operating assets and liabilities to $5,307 from $16,344 in the three-month period ended December 31, 1997 and 1996, respectively. Accounts receivable decreased $5,137 during the three months ended December 31, 1997, compared to an increase of $1,796 during the comparable period in the prior year. The Company normally experiences the highest sales levels in the second quarter of the fiscal year. The Company expects that cash will be provided by operating activities through net earnings during the remainder of fiscal year 1998, and this cash will be used to satisfy the current portion of long-term debt.

         Accounts receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity. Inventory turnover improved slightly during the three-month period ended December 31, 1997, compared to the comparable period in the prior year. The Company intends to continue to work to improve inventory turnover to further improve liquidity.

         Cash used in investing activities in the three-month period ended December 31, 1997 was $1,121 compared to $1,768 in the comparable period in the prior year. The decrease in cash used in investing activities was the result of the Company's refinancing of certain debt which eliminated the Company's pre-funding of bond payments.

         Cash provided by financing activities was $6,431 in the three-month period ended December 31, 1997, compared to $15,686 in the prior-year period. The decrease in cash provided by financing activities was primarily the result of improved cash flows from operations which resulted in proceeds from notes payable and long-term borrowings, net of repayments, of $6,464 compared to $13,346 during the three-month periods ended December 31, 1997 and 1996, respectively.

         Working capital at December 31, 1997 was $59.0 million. As of December 31, 1997 the Company had $38.8 million of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

         In November 1997, the Company refinanced its industrial revenue bonds. The new bonds carry the same principal balance as the original bonds, with lower interest rates.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 on file with the Securities and Exchange Commission. During the quarter ended December 31, 1997, the Company was not a party to any newly initiated legal proceedings and there have been no material developments during such period to existing legal proceedings.

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

                                      AG-CHEM EQUIPMENT CO., INC.

Date:    February 13, 1998            By:      /s/ Alvin E. McQuinn
                                               --------------------
                                               Alvin E. McQuinn
                                               Its:  Chief Executive Officer

Date:    February 13, 1998            By:      /s/ John C. Retherford
                                               ----------------------
                                               John C. Retherford
                                               Its:  Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.                           Title                               Page
-----------                           -----                               ----
   11.1      Statement Regarding Computation of Per Share Earnings (Loss)  13
   27        Financial Data Schedule                                       14