Form 10-Q
period 1998-03-31
AG-CHEM EQUIPMENT CO INC
filed 1998-05-15
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
_______         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 __X__ Yes _____ No

         As of April 30, 1998, there were outstanding, 9,666,768 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS



                                                                         Page
                                                                         ----

                                     PART I

ITEM 1.                FINANCIAL STATEMENTS............................... 2

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS....................................... 8

                                     PART II
ITEM 1.                LEGAL
                       PROCEEDINGS........................................12

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K...................12

SIGNATURES             ...................................................13

EXHIBITS               ...................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)

                                                            March 31,  September 30,
                           ASSETS                             1998         1997
                                                            --------     --------
CURRENT ASSETS:
     Cash                                                   $  2,401     $     --
     Accounts receivable, less allowance for
       doubtful accounts of $711 and $576, respectively       30,976       23,728
     Notes receivable, current portion, and
       accrued interest receivable                             3,993        3,188
     Inventories (note 2)                                     91,906       99,894
     Deferred income tax benefits                              5,073        4,550
     Prepaid expenses and other current assets                   603          881
                                                            --------     --------
        Total current assets                                 134,952      132,241

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $33,581 AND $30,257, RESPECTIVELY           49,669       46,260

OTHER ASSETS:
     Notes receivable, long-term portion                       5,535        5,213
     Bond funds held by trustees                                  --          745
     Intangible and other assets, net of accumulated
        amortization of $2,841 and $2,392, respectively        3,032        3,540
                                                            --------     --------
        Total other assets                                     8,567        9,498
                                                            --------     --------

Total assets                                                $193,188     $187,999
                                                            ========     ========




SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY                              March 31,    September 30,
                                                                          1998           1997
                                                                       ---------      ---------
CURRENT LIABILITIES:
     Current installments of long-term debt                            $   2,236      $   5,135
     Note payable to banks                                                24,023         32,685
     Accounts payable                                                     19,892         15,049
     Checks outstanding in excess of cash balances                            --              7
     Customer prepayments                                                  8,433          7,718
     Accrued expenses (note 3)                                            16,585         17,363
     Deferred income                                                       1,862            563
     Accrued income taxes                                                  4,543            224
                                                                       ---------      ---------
Total current liabilities                                                 77,574         78,744


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                                 45,045         45,368
                                                                       ---------      ---------

Total liabilities                                                        122,619        124,112

STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,666,768 and 9,670,268 shares, respectively            97             97
     Additional paid in capital                                            2,142          2,188
     Retained earnings                                                    68,917         62,082
     Foreign currency translation adjustment                                (587)          (480)
                                                                       ---------      ---------
     Total stockholders' equity                                           70,569         63,887
                                                                       ---------      ---------
Total liabilities and stockholders' equity                             $ 193,188      $ 187,999
                                                                       =========      =========



SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands Except Per Share Amounts)
           (UNAUDITED)



                                       Three Months Ended March 31,   Six Months Ended March 31,
                                           1998           1997           1998           1997
                                         ---------      ---------      ---------      ---------
Net sales                                $ 122,500      $ 130,618      $ 185,037      $ 186,908
Cost of sales                               88,353         95,846        133,918        134,997
                                         ---------      ---------      ---------      ---------
     Gross profit                           34,147         34,772         51,119         51,911

Selling, general and administrative
expenses                                    20,549         20,149         38,168         34,786
                                         ---------      ---------      ---------      ---------
     Operating income                       13,598         14,623         12,951         17,125

Other income (expense):
     Other income                              715            765          1,432          1,628
     Interest expense                       (1,508)        (1,541)        (3,225)        (3,272)
                                         ---------      ---------      ---------      ---------
        Earnings before income taxes        12,805         13,847         11,158         15,481

Income tax expense                           4,875          5,560          4,323          6,200
                                         ---------      ---------      ---------      ---------

Net earnings                             $   7,930      $   8,287      $   6,835      $   9,281
                                         =========      =========      =========      =========

Earnings per share                       $    0.82      $    0.86      $    0.71      $    0.96
                                         =========      =========      =========      =========

Weighted average common shares
outstanding                                  9,667          9,691          9,668          9,694
                                         =========      =========      =========      =========


SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)

           (UNAUDITED)

                                                      Six Months ended March 31,
                                                      --------------------------
                                                         1998          1997
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                      $  6,835      $  9,281

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                        4,126         3,557
     Loss (Gain) on sale of assets                          (21)          140
     Increase in deferred income tax benefits              (523)         (136)
     Changes in operating assets and liabilities:
          Accounts receivable                            (7,248)      (13,178)
          Operating notes receivable                     (1,127)        1,356
          Inventories                                     7,988        13,817
          Other current assets                              278           110
          Accounts payable                                4,843         5,546
          Customer prepayments and deferred income        2,014         9,347
          Accrued expenses                                 (778)          220
          Income taxes                                    4,319         2,840
                                                       --------      --------
       Cash provided by operating activities             20,706        32,900

CASH FLOWS FROM INVESTING ACTIVITIES:
     Retirement of short-term investments
       for industrial revenue bond                          745            (4)
     Purchase of property, plant and equipment           (2,180)       (3,182)
     Increase in rental equipment                        (4,037)       (3,512)
     Proceeds from sale of equipment                         26             8
     Increase in other assets                               (26)         (584)
                                                       --------      --------
       Cash used in investing activities                 (5,472)       (7,274)


(CONTINUED ON NEXT PAGE)


SEE ACCOMPANYING CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)

           (UNAUDITED)




                                                               Six months ended March 31,
                                                              ----------------------------
                                                                  1998         1997
                                                                --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in checks outstanding in excess of
       cash balances                                                  (7)          916
     Proceeds from notes payable - banks                          50,800        14,845
     Repayments of notes payable - banks                         (59,462)      (34,545)
     Proceeds from long-term borrowings                           11,480        50,721
     Repayments of long-term borrowings                          (15,491)      (57,861)
     Purchase of common stock                                        (46)         (100)
                                                                --------      --------
       Cash used in financing activities                         (12,726)      (26,024)

     Foreign currency translation adjustment                        (107)          398
                                                                --------      --------

     Change in cash                                                2,401            --
     Cash at beginning of period                                      --            --
                                                                --------      --------
     Cash at end of period                                      $  2,401      $     --
                                                                ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                 $  3,225      $  3,272
       Income taxes                                             $    323      $  3,530


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
       The Company entered into capital leases for computer equipment. Such leases amounted to $789 and $141 for the six month period ended March 31, 1998 and 1997, respectively.


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


(2)    INVENTORIES

       Inventories consist of the following:

                                                         March 31,         September 30,
                                                           1998                1997
                                                        ----------           ---------
         Finished goods                                 $   39,688           $  46,278
         Resale parts                                       26,208              22,116
         Work in process                                     5,291               7,542
         Raw materials                                      24,881              25,700
                                                        ----------           ---------
           Total                                            96,068             101,636
         Less LIFO reserve                                 (13,171)            (12,454)
                                                        ----------           ---------
           Total                                            82,897              89,182
         Used equipment                                      9,009              10,712
                                                        ----------           ---------
         Total inventories                              $   91,906           $  99,894
                                                        ==========           =========

       If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $13,171 at March 31, 1998 and $12,454 at September 30, 1997.


(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                         March 31,        September 30,
                                                           1998                1997
                                                        ----------          ----------
         Compensation                                   $    7,130          $    9,396
         Warranty                                              823               1,385
         Taxes other than income                             2,024               1,790
         Insurance                                           2,923               1,861
         Interest                                            1,274               1,755
         Other                                               2,411               1,176
                                                        ----------          ----------
              Total                                      $  16,585           $  17,363
                                                         =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1997

         Consolidated net sales decreased by $8,118 or 6.2 percent in the three-month period ended March 31, 1998 from the three-month period ended March 31, 1997. The decrease was primarily the result of a decrease in post-emergence equipment sales that resulted from decreased unit shipments due to increased competition in this market, rather than pricing changes. The Company expects this competition to be a factor in the post-emergence market and is uncertain about the impact on future sales. Additionally, weather conditions have been favorable in the current year, allowing growers to apply fertilizers earlier, which temporarily decreased demand for new equipment. Also, in the prior year, there was a significant increase in the number of orders received in the second quarter. This year, orders were received in a pattern similar to a more typical year, resulting in more shipments in the first quarter. As a result, post-emergence equipment sales decreased as a percent of total sales, while the remaining product mix remained substantially unchanged.

         Consolidated gross profit for the three-month period ended March 31, 1998 decreased $625 or 1.8 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 27.9 percent and 26.6 percent for the three-month periods ended March 31, 1998 and 1997, respectively. The primary reason for the higher margin percentage was special discounts given in the prior year on the Company's carry-over of 1996 models in an effort to reduce inventory balances. Additionally, the new model 8103 has a higher average selling price and gross margin than previous models. In the three-month period ended December 31, 1997, start-up costs related to the introduction of the new model 8103 negatively impacted margins, but as these start-up costs were complete, margins improved in the current period. Additional new models are not expected to negatively impact margins for the three-month period ending June 30, 1998, but will likely reduce margins in the fourth quarter of fiscal 1998. The Company has not yet fully utilized the capacity of the latest plant expansions. In the near-term, the Company expects this under-utilization to continue to negatively impact margins, while in the long term, the expectation is that margins will improve as plant utilization improves with increased production and sales. Also, the Company introduces its discount programs on old models in the summer, which further reduce margins. The Company estimates that impact of these factors will not significantly affect margins for the three-month period ending June 30, 1998, but will reduce gross profit as a percent of sales in the fourth quarter of fiscal 1998, depending on sales and product mix. Such a decrease in the fourth quarter is normal for the Company. The decrease is expected to be similar to the decrease experienced in the prior year, although the Company expects margins to continue to show improvement over the prior year.

         Consolidated selling, general and administrative ("S,G&A") expenses increased $400 or 2.0 percent in the three-month period ended March 31, 1998 as compared to the prior-year period. Compensation, employee benefits and employee-related expenses decreased 2.9 percent or $350. This decrease was primarily due to a decrease in the amount payable to the Company's profit sharing plan, but was partially offset by an increase in the number of employees to support new product development and improve customer service. All other S,G&A expenses increased by 9.2 percent or $751. S,G&A expenses as a percent of net sales were 16.8 percent and 15.4 percent in the three-month periods ended March 31, 1998 and 1997, respectively. The Company expects that S,G&A expenses may increase as a percentage of sales compared to previous periods, on an annual basis, depending on sales during the remainder of fiscal 1998.

         As a result of the above, operating income was $13,598 and $14,623 in the three-month periods ended March 31, 1998 and 1997, respectively.

         Other income decreased 6.5 percent to $715 in the current three-month period as compared to the prior year three-month period. The Company does not expect the decrease to be a continuing trend.

         Interest expense decreased 2.1 percent to $1,508 in the current three-month period ended as compared to the prior-year period. Base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The Company expects interest expense to continue to decrease due to net repayments of notes payable.

         The effective tax rate in the three-month periods ended March 31, 1998 and 1997 was 38.1 percent and 40.2 percent, respectively. The decrease in the effective tax rate was primarily the result of partial utilization of tax net operating loss carry forwards by the Company's Dutch subsidiary. Net income for this subsidiary was $690 in the current three-month period as compared to $4 in the prior year three-month period.

         As a result of the above, net earnings were $7,930 and $8,287 in the three-month periods ended March 31, 1998 and 1997, respectively. Earnings per share were $.82 and $.86 for the three-month periods ended March 31, 1998 and 1997, respectively.

RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1997

         Consolidated net sales decreased by $1,871 or 1.0 percent in the six-month period ended March 31, 1998 from the six-month period ended March 31, 1997. The decrease was primarily the result of a decrease in post-emergence equipment sales that resulted from decreased unit shipments due to increased competition in this market, rather than pricing changes. The Company expects this competition to be a significant factor in the post-emergence market and is uncertain about the impact on future sales. Additionally, weather conditions were mild throughout the winter months, which temporarily decrease demand for new equipment Also, in the prior year, there was a significant increase in the number of orders received in the second quarter. This year, orders were received in a pattern similar to a more typical year, resulting in more shipments in the first quarter. As a result, post-emergence equipment sales decreased as a percent of total net sales, while the remaining product mix remained substantially unchanged.

         Consolidated gross profit for the six-month period ended March 31, 1998 decreased $792 or 1.5 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 27.6 percent and 27.8 percent for the six-month periods ended March 31, 1998 and 1997, respectively. Special discounts given in the prior year on the Company's carry-over of 1996 models in an effort to reduce inventory balances caused gross profit as a percent of sales to be higher in the current period. However, this increase was more than offset by higher product costs due to start-up expenditures in the first quarter on the new model 8103. The Company expected margins on the new model 8103 to improve once start-up expenditures were complete, and this was achieved in the second quarter. The Company expects model 8103 margins to stabilize in future periods, however, the start-up costs associated with the introduction of additional new models is expected to negatively impact margins during the fourth quarter of fiscal year 1998. Additionally, higher levels of used equipment sales as a percent of total net sales negatively impacted gross profit as a percent of net sales as compared to the prior year. Used equipment sales have lower margins than new equipment. The Company has not yet fully utilized the capacity of the latest plant expansions. In the near-term, the Company expects this under-utilization to continue to negatively impact margins, while in the long term, the expectation is that margins will improve as plant utilization grows with increased sales and production. Also, the Company introduces its discount programs on old models in the summer, which further reduce margins. The Company estimates that impact of these factors will not significantly affect margins for the three-month period ending June 30, 1998, but will reduce gross profit as a percent of sales in the fourth quarter of fiscal 1998, depending on sales and product mix. Such a decrease in the fourth quarter is normal for the Company. The decrease is expected to be similar to the decrease experienced in the prior year, although the Company expects margins to continue to show improvement over the prior year.

         Consolidated sales, general and administrative ("S,G&A") expenses increased $3,382 or 9.7 percent in the six-month period ended March 31, 1998 as compared to the prior-year period. Of the overall increase in S,G&A expenses, costs to support the Company's sales growth increased $2,130 or 7.1 percent, and costs to support product development increased $1,252 or 26.3 percent. S,G&A expenses as a percent of net sales was 20.6 percent and 18.6 percent in the six-month periods ended March 31, 1998 and 1997, respectively. The Company expects that S,G&A expenses may increase as a percentage of sales compared to previous periods, on an annual basis, depending on sales during the remainder of fiscal 1998.

         As a result of the above, operating income was $12,951 and $17,125 in the six-month periods ended March 31, 1998 and 1997, respectively.

         Other income decreased 12.0 percent to $1,432 in the current six-month period as compared to the prior year six-month period. The Company does not expect the decrease to be a continuing trend.

         Interest expense decreased 1.4 percent to $3,225 in the current six-month period ended as compared to the prior year period. Base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The Company expects interest expense to continue to decrease due to net repayments of notes payable.

         The effective tax rate in the six-month periods ended March 31, 1998 and 1997 was 38.7 percent and 40.0 percent, respectively. The decrease in the effective tax rate was primarily the result of partial utilization of tax net operating loss carry forwards by the Company's Dutch subsidiary. Net income for this subsidiary was $407 in the current six-month period as compared to a net loss of $326 in the prior year six-month period.

         As a result of the above, net earnings were $6,835 and $9,281 in the six-month periods ended March 31, 1998 and 1997, respectively. Earnings per share were $.71 and $.96 for the six-month periods ended March 31, 1998 and 1997, respectively.

LIQUIDITY AND FINANCIAL POSITION - SIX MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1997

         Net cash provided by operating activities decreased to $20,706 in the six-month period ended March 31, 1998, compared to $32,900 in the six-month period ended March 31, 1997. The major reason for this change was a decrease in cash provided by operating assets and liabilities to $10,289 in the six-month period ended March 31, 1998 from $20,058 in the prior-year period. Inventories, together with increased accounts payable balances provided cash of $12,831 compared to $19,363 during the six months ended March 31, 1998 and 1997, respectively. The primary reason for the decrease was special discounts given in the prior year on the Company's carry-over of 1996 models in an effort to reduce inventory balances. Inventories decreased to $91,906 at March 31, 1998 as compared to $99,894 at September 30, 1997. This decrease was the result of increased shipments to fill orders received during the first and second quarters of the fiscal year. The Company normally experiences the highest sales levels in the second quarter of the fiscal year. Customer prepayments increased $715 in the six months ended March 31, 1998 compared to an increase of $9,347 in the six months ended March 31, 1997. The smaller increase in prepayments was primarily the result of more orders in the prior-year. The decrease in cash provided was partially offset by an increase in accounts receivable of $7,248 during the six months ended March 31, 1997, compared to an increase of $13,178 during the prior year period. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt.

         Accounts receivable and inventory turnover have remained relatively stable in recent periods, and have not significantly affected liquidity.

         Cash used in investing activities in the six-month period ended March 31, 1998 was $5,472 compared to $7,274 in the prior-year period. This decreased use of cash was primarily due to prior-year investments in other assets and property, plant and equipment to support the Company's growth. Conversely, demand for rental equipment has increased in the current year, requiring further investment.

         Cash used in financing activities was $12,726 in the six-month period ended March 31, 1998, compared to $26,024 in the prior period. The decrease in cash used in financing activities was primarily the result of the net repayments of notes payable of $8,662 during the six-month period ended March 31, 1998, compared to $19,700 in the prior-year period. Additionally, net repayments of long term borrowings were $4,011 during the six-month period ended March 31, 1998, compared to $7,140 during the six-month period ended March 31, 1997. This decrease in net repayments is primarily due to increased working capital requirements as compared to the prior year, when working capital was generated through the reduction of higher inventory levels.

         Working capital at March 31, 1998 was $57.4 million. As of March 31, 1998 the Company had $34.6 million of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

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

         The Company is currently engaged in a comprehensive review of its computer systems to identify those systems that will be affected by the year 2000 problem. The Company will have all affected systems corrected and tested prior to June 30, 1999. At this time, the Company does not have an estimate of the total cost, but believes it will not be material.

FORWARD-LOOKING STATEMENTS
         Certain information included in this Report is "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects," "should," and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These include factors that affect all businesses, as well as matters specific to the Company and markets it serves. A more complete discussion of such factors is included in the Company's form 10-K for the year ended September 30, 1997.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 on file with the Securities and Exchange Commission. During the quarter ended March 31, 1998, the Company was not a party to any newly initiated material legal proceedings and there have been no material developments during such period to existing legal proceedings.


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




                                         AG-CHEM EQUIPMENT CO., INC.



Date:             May 11, 1998           By:      /s/ Alvin E. McQuinn
                                                  --------------------
                                                  Alvin E. McQuinn
                                                  Its:  Chief Executive Officer




Date:             May 11, 1998           By:      /s/ John C. Retherford
                                                  ----------------------
                                                  John C. Retherford
                                                  Its:  Chief Financial Officer