Form 10-Q
period 1998-06-30
AG-CHEM EQUIPMENT CO INC
filed 1998-08-14
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                _X_ Yes   ___ No

         As of July 31, 1998, there were outstanding, 9,649,568 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS



                                                                           Page
                                                                           ----
                                     PART I

ITEM 1.      FINANCIAL STATEMENTS............................................2

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS................................................8

                                     PART II
ITEM 1.      LEGAL PROCEEDINGS..............................................12

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................12

SIGNATURES   ...............................................................13

EXHIBITS     ...............................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
         (UNAUDITED)
--------------------------------------------------------------------------------

                                                             June 30,    September 30,
                         ASSETS                                1998          1997
                         ------                              --------      --------
CURRENT ASSETS:
     Cash                                                    $  1,990      $     --
     Accounts receivable, less allowance for
       doubtful accounts of $714 and $576, respectively        21,312        23,728
     Notes receivable, current portion, and
       accrued interest receivable                              4,665         3,188
     Inventories (note 2)                                      90,526        99,894
     Deferred income tax benefits                               4,573         4,550
     Prepaid expenses and other current assets                    667           881
                                                             --------      --------
        Total current assets                                  123,733       132,241
                                                             --------      --------

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $35,860 AND $30,257, RESPECTIVELY            52,285        46,260

OTHER ASSETS:
     Notes receivable, long-term portion                        3,985         5,213
     Bond funds held by trustees                                   23           745
     Intangible and other assets, net of accumulated
        amortization of $3,108 and $2,392, respectively         2,718         3,540
                                                             --------      --------
        Total other assets                                      6,726         9,498
                                                             --------      --------

Total assets                                                 $182,744      $187,999
                                                             ========      ========


--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
         (UNAUDITED)
--------------------------------------------------------------------------------

                                                                         June 30,      September 30,
               LIABILITIES AND STOCKHOLDERS' EQUITY                        1998            1997
               ------------------------------------                     ---------       ---------
CURRENT LIABILITIES:
     Current installments of long-term debt                             $   2,848       $   5,135
     Note payable to banks                                                 12,209          32,685
     Accounts payable                                                      15,490          15,049
     Checks outstanding in excess of cash balances                             --               7
     Customer prepayments                                                   3,288           7,718
     Accrued expenses (note 3)                                             15,294          17,363
     Deferred income                                                        1,718             563
     Accrued income taxes                                                   1,531             224
                                                                        ---------       ---------
Total current liabilities                                                  52,378          78,744
                                                                        ---------       ---------


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                                  60,585          45,368
                                                                        ---------       ---------

Total liabilities                                                         112,963         124,112
                                                                        ---------       ---------

STOCKHOLDERS' EQUITY:

     Common stock, $.01 par value
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,649,568 and 9,670,268 shares, respectively             96              97
     Additional paid-in capital                                             1,828           2,188
     Retained earnings                                                     68,444          62,082
     Foreign currency translation adjustment                                 (587)           (480)
                                                                        ---------       ---------
     Total stockholders' equity                                            69,781          63,887
                                                                        ---------       ---------
Total liabilities and stockholders' equity                              $ 182,744       $ 187,999
                                                                        =========       =========


--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands Except Per Share Amounts)
         (UNAUDITED)
--------------------------------------------------------------------------------

                                               Three Months Ended June 30,      Nine Months Ended June 30,
                                                   1998            1997            1998            1997
                                                ---------       ---------       ---------       ---------
Net sales                                       $  71,248       $  66,442       $ 256,285       $ 253,350
Cost of sales                                      52,984          48,406         186,902         183,403
                                                ---------       ---------       ---------       ---------
     Gross profit                                  18,264          18,036          69,383          69,947

Selling, general and administrative
expenses                                           18,533          17,210          56,701          51,996
                                                ---------       ---------       ---------       ---------
     Operating income (loss)                         (269)            826          12,682          17,951
                                                ---------       ---------       ---------       ---------

Other income (expense):
     Other income                                   1,082             575           2,514           2,203
     Interest expense                              (1,498)         (1,340)         (4,723)         (4,612)
                                                ---------       ---------       ---------       ---------
        Earnings before income taxes                 (685)             61          10,473          15,542

Income tax expense (benefit)                         (211)             25           4,112           6,225
                                                ---------       ---------       ---------       ---------

Net earnings (loss)                             $    (474)      $      36       $   6,361       $   9,317
                                                =========       =========       =========       =========

Earnings (loss) per share                       $   (0.05)      $    0.00       $    0.66       $    0.96
                                                =========       =========       =========       =========

Weighted average common shares
outstanding                                         9,659           9,667           9,665           9,688
                                                =========       =========       =========       =========


--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)
         (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Nine Months ended June 30,
                                                                 -------------------------
                                                                    1998            1997
                                                                 ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                $   6,361       $   9,317

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
     Depreciation and amortization                                   6,619           6,254
     Loss (Gain) on sale of assets                                     (83)            135
     Increase in deferred income tax benefits                          (23)           (212)
     Changes in operating assets and liabilities:
          Accounts receivable                                        2,416             578
          Operating notes receivable                                  (249)           (328)
          Inventories                                                9,368          12,292
          Other current assets                                         215              79
          Accounts payable                                             441             618
          Customer prepayments and deferred income                  (3,275)         (1,879)
          Accrued expenses                                          (2,069)         (2,677)
          Income taxes                                               1,307          (1,388)
                                                                 ---------       ---------
       Cash provided by operating activities                        21,028          22,789
                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Retirement of (investment in) short-term investments
       for industrial revenue bond                                     722             (10)
     Purchase of property, plant and equipment                      (3,457)         (4,557)
     Increase in rental equipment                                   (8,454)         (6,623)
     Proceeds from sale of equipment                                    65              14
     Increase (decrease) in other assets                               107            (144)
                                                                 ---------       ---------
       Cash used in investing activities                           (11,017)        (11,320)
                                                                 ---------       ---------


(CONTINUED ON NEXT PAGE)

--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)
         (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Nine Months ended June 30,
                                                                 -------------------------
                                                                    1998            1997
                                                                 ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in checks outstanding in excess of
       cash balances                                                    (7)          1,040
     Proceeds from notes payable - banks                           135,600          28,645
     Repayments of notes payable - banks                          (156,076)        (49,440)
     Proceeds from long-term borrowings                             29,750          65,580
     Repayments of long-term borrowings                            (16,820)        (56,920)
     Purchase of common stock                                         (361)           (511)
                                                                 ---------       ---------
       Cash used in financing activities                            (7,914)        (11,606)
                                                                 ---------       ---------

     Foreign currency translation adjustment                          (107)            137
                                                                 ---------       ---------

     Increase in cash                                                1,990              --
     Cash at beginning of period                                        --              --
                                                                 ---------       ---------
     Cash at end of period                                       $   1,990       $      --
                                                                 =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                  $   4,723       $   4,612
       Income taxes                                              $   2,690       $   7,800


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     The Company entered into capital leases for computer equipment that aggregated to $789 and $141 for the nine-month periods ended June 30, 1998 and 1997, respectively.


--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars In Thousands)
         (UNAUDITED)
--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1997 included in the Company's annual report on Form 10-K. Results of the interim periods are not necessarily indicative of the results for an entire year.


(2)      INVENTORIES

         Inventories consist of the following:

                                       June 30,            September 30,
                                         1998                  1997
                                      ---------             ---------
         Finished goods               $  38,337             $  46,278
         Resale parts                    24,359                22,116
         Work in process                  7,653                 7,542
         Raw materials                   25,734                25,700
                                      ---------             ---------
           Total                         96,083               101,636
         Less LIFO reserve              (13,248)              (12,454)
                                      ---------             ---------
           Total                         82,835                89,182
         Used equipment                   7,691                10,712
                                      ---------             ---------
         Total inventories            $  90,526             $  99,894
                                      =========             =========

         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $13,248 at June 30, 1998 and $12,454 at September 30, 1997.


(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                       June 30,            September 30,
                                         1998                  1997
                                      ---------             ---------
         Compensation                 $   6,313             $   9,396
         Warranty                         1,349                 1,385
         Taxes other than income          1,217                 1,790
         Insurance                        2,958                 1,861
         Interest                         1,172                 1,755
         Other                            2,285                 1,176
                                      ---------             ---------
           Total                      $  15,294             $  17,363
                                      =========             =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1997

         Consolidated net sales increased by $4,806 or 7.2 percent in the three-month period ended June 30, 1998 from the three-month period ended June 30, 1997. The increase was primarily the result of an increase in parts and used equipment sales that resulted from increased unit shipments due to increased demand in these markets, and to a lesser extent pricing increases. Pre-emergence and post-emergence equipment sales did not increase or decrease significantly, as compared to the prior-year period. As a result, pre-emergence and post-emergence equipment sales decreased as a percent of total sales.

         Consolidated gross profit for the three-month period ended June 30, 1998 increased $228 or 1.3 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 25.6 percent and 27.1 percent for the three-month periods ended June 30, 1998 and 1997, respectively. The primary reasons for the lower gross profit percentage was reduced economies of scale resulting from lower production volumes for post-emergence equipment, and higher warranty costs on its older models. The Company has made efforts to reduce warranty expense as a percentage of sales through improved design techniques on newer models, but is uncertain of the amount and timing that the effect of these new techniques will have. The Company has not yet fully utilized the capacity of the latest plant expansions. In the near-term, the Company expects this under-utilization to continue to negatively impact margins, while in the long term, the expectation is that margins will improve as plant utilization improves with increased production and sales. Also, the Company introduces its discount programs on old models late in the summer, which further reduce margins. Such a decrease in the fourth quarter is normal for the Company and is expected to be similar to decreases experienced in prior years. Additionally, higher levels of used equipment sales as a percent of total net sales negatively impacted gross profit as a percent of net sales as compared to the prior year. Used equipment sales have lower margins than new equipment. The Company estimates that impact of these factors will continue to negatively impact gross profit as a percent of sales in the fourth quarter of fiscal 1998, depending on sales and product mix.

         Consolidated selling, general and administrative ("S,G&A") expenses increased $1,323 or 7.7 percent in the three-month period ended June 30, 1998 as compared to the prior-year period. Compensation, employee benefits and employee-related expenses increased 14.1 percent or $1,548. This increase was primarily due to an increase in the number of employees to support new product development and improve customer service. All other S,G&A expenses decreased by
3.6 percent or $225. S,G&A expenses as a percent of net sales were 26.0 percent and 25.9 percent in the three-month periods ended June 30, 1998 and 1997, respectively. The Company expects that annual S,G&A expenses may increase slightly as a percentage of sales compared to previous periods depending on sales during the remainder of fiscal 1998.

         As a result of the above, operating income (loss) was ($269) and $826 in the three-month periods ended June 30, 1998 and 1997, respectively.

         Other income increased 88.2 percent to $1,082 in the current three-month period as compared to the prior year three-month period. The increase was primarily the result of higher average note receivable balances. The Company does not expect the increase to be a continuing trend.

         Interest expense increased 11.8 percent to $1,498 in the current three-month period ended as compared to the prior-year period. This increase was largely attributable to higher average outstanding borrowings as interest rates were relatively stable in the current year quarter. The Company expects interest expense to decrease due to net repayments of notes payable.

         The effective tax expense (benefit) rate in the three-month periods ended June 30, 1998 and 1997 was (30.8) percent and 37.7 percent, respectively.

         As a result of the above, net earnings (loss) were ($474) and $36 in the three-month periods ended June 30, 1998 and 1997, respectively. Earnings
(loss) per share were ($.05) and $.00 for the three-month periods ended June 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS - NINE-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 1997

         Consolidated net sales increased by $2,935 or 1.2 percent in the nine-month period ended June 30, 1998 from the nine-month period ended June 30, 1997. The increase was primarily the result of an increase in pre-emergence equipment sales that resulted from pricing increases, rather than a change in the number of units shipped. Customer demand has shifted to newly designed equipment that has a higher selling price, such as the new model 8103. This model has a higher average selling price than the model it replaced. This increase was largely offset by a decrease in post-emergence equipment sales that resulted from decreased unit shipments due to increased competition. The Company expects this competition to be a significant factor in the post-emergence market and is uncertain about the impact on future sales. Additionally, the farming economy in general has suffered as a result of relatively low commodity prices, which temporarily decreased demand for new equipment. Also, the farm supply industry has experienced consolidation that has reduced the number of customers. This has resulted in a decrease in the demand for new equipment, which the Company expects to be temporary. As a result, post-emergence equipment sales decreased as a percent of total sales, while the remaining product mix remained substantially unchanged.

         Consolidated gross profit for the nine-month period ended June 30, 1998 decreased $564 or 0.8 percent as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 27.1 percent and 27.6 percent for the nine-month periods ended June 30, 1998 and 1997, respectively. The primary reason for the lower margin percentage was higher warranty costs on its older models. The Company has made efforts to reduce warranty expense as a percentage of sales through improved design techniques on newer models, but is uncertain of the amount and timing that the effect of these new techniques will have. This decrease was also the result of higher product costs due to start-up expenditures in the first quarter on the new model 8103. The Company expected margins on the new model 8103 to improve once start-up expenditures were complete, and this was achieved in the second and third quarters. The Company expects model 8103 margins to stabilize in future periods, however, the start-up costs associated with the introduction of additional new models is expected to negatively impact margins during the fourth quarter of fiscal year 1998. Additionally, higher levels of used equipment sales as a percent of total net sales negatively impacted gross profit as a percent of net sales as compared to the prior year. Used equipment sales have lower margins than new equipment. The Company has not yet fully utilized the capacity of the latest plant expansions. In the near-term, the Company expects this under-utilization to continue to negatively impact margins, while in the long term, the expectation is that margins will improve as plant utilization grows with increased production and sales. Also, the Company introduces its discount programs on old models late in the summer, which further reduce margins. Such a decrease in the fourth quarter is normal for the Company and is expected to be similar to the decrease experienced in the prior year. The Company estimates that impact of these factors will continue to negatively affect margins for the three-month period ending September 30, 1998, depending on sales and product mix.

         Consolidated sales, general and administrative ("S,G&A") expenses increased $4,705 or 9.0 percent in the nine-month period ended June 30, 1998 as compared to the prior-year period. Of the overall increase in S,G&A expenses, costs to support the Company's sales growth increased $3,211 or 7.2 percent, and costs to support product development increased $1,494 or 20.2 percent. S,G&A expenses as a percent of net sales was 22.1 percent and 20.5 percent in the nine-month periods ended June 30, 1998 and 1997, respectively. The Company expects that annual S,G&A expenses may increase slightly as a percentage of sales compared to previous periods depending on sales during the remainder of fiscal 1998.

         As a result of the above, operating income was $12,682 and $17,951 in the nine-month periods ended June 30, 1998 and 1997, respectively.

         Other income increased 14.1 percent to $2,514 in the current nine-month period as compared to the prior year period. The increase was primarily the result of higher average note receivable balances. The Company does not expect the increase to be a continuing trend.

         Interest expense increased 2.4 percent to $4,723 in the current nine-month period ended as compared to the prior year period. This increase was largely attributable to higher average outstanding borrowings as interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The Company expects interest expense to decrease due to net repayments of notes payable.

         The effective tax rate in the nine-month periods ended June 30, 1998 and 1997 was 39.3 percent and 40.1 percent, respectively. The decrease in the effective tax rate was primarily the result of partial utilization of tax net operating loss carry-forwards by the Company's Dutch subsidiary. Net income for this subsidiary was $249 in the current nine-month period as compared to a net loss of $486 in the prior-year period.

         As a result of the above, net earnings were $6,361 and $9,317 in the nine-month periods ended June 30, 1998 and 1997, respectively. Earnings per share were $.66 and $.96 for the nine-month periods ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND FINANCIAL POSITION - NINE-MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 1997

         Net cash provided by operating activities decreased to $21,028 in the nine-month period ended June 30, 1998, compared to $22,789 in the nine-month period ended June 30, 1997. The major reason for this change was a decrease in net earnings of $2,955. This decrease was partially offset by an increase in cash provided by operating assets and liabilities to $8,153 in the nine-month period ended June 30, 1998 from $7,295 in the prior-year period. Inventories, together with increased accounts payable balances, provided cash of $9,809 compared to $12,910 during the nine months ended June 30, 1998 and 1997, respectively. The primary reason for the decrease in cash provided from the combination of inventory and accounts payable balances was special discounts given in the prior year on the Company's carry-over of 1996 models in an effort to reduce inventory balances. Inventories decreased to $90,526 at June 30, 1998 as compared to $99,894 at September 30, 1997. This decrease was the result of increased shipments to fill orders received during the first and second quarters of the fiscal year. The Company normally experiences the highest sales levels in the second quarter of the fiscal year. Customer prepayments and deferred income decreased $3,275 in the nine months ended June 30, 1998 compared to $1,879 in the nine months ended June 30, 1997. The larger increase in prepayments was primarily the result of more orders in the current-year. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt.

         Accounts receivable and inventory turnover have remained relatively stable in recent periods, and have not significantly affected liquidity.

         Cash used in investing activities in the nine-month period ended June 30, 1998 was $11,017 compared to $11,320 in the prior-year period. This decreased use of cash was primarily due to higher prior-year investments in other assets and property, plant and equipment to support the Company's growth. This was offset, in part, by customer demand for rental equipment that has increased in the current year, requiring further investment.

         Cash used in financing activities was $7,914 in the nine-month period ended June 30, 1998, compared to $11,606 in the prior period. The decrease in cash used in financing activities was primarily the result of the net proceeds of long term borrowings of $12,930 during the nine-month period ended June 30, 1998, compared to $8,660 during the nine-month period ended June 30, 1997. This decrease in net repayments is primarily due to increased working capital requirements as compared to the prior year, when working capital was generated through the reduction of higher inventory levels.

         Working capital at June 30, 1998 was $71.4 million. As of June 30, 1998 the Company had $22.0 million of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

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


FORWARD-LOOKING STATEMENTS

         Certain information included in this Report is "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects," "should," and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This includes factors that affect all businesses, as well as matters specific to the Company and markets it serves. A more complete discussion of such factors is included in the Company's Form 10-K for the year-ended September 30, 1997.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 on file with the Securities and Exchange Commission. During the quarter ended June 30, 1998, the Company was not a party to any newly initiated material legal proceedings and there have been no material developments during such period to existing legal proceedings.


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




                                       AG-CHEM EQUIPMENT CO., INC.



Date:  August 11, 1998                 By:  /s/ Alvin E. McQuinn
                                            -------------------------------
                                            Alvin E. McQuinn
                                       Its: Chief Executive Officer




Date:  August 11, 1998                 By:  /s/ John C. Retherford
                                            -------------------------------
                                            John C. Retherford
                                       Its: Chief Financial Officer

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549










                                    EXHIBITS
                                       TO
                                    FORM 10Q










                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           AG-CHEM EQUIPMENT CO., INC.

                                INDEX TO EXHIBITS


Exhibit No.                            Title                                Page
-----------                            -----                                ----

   10.1 $30,000,000 Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, Harris Trust and Savings Bank, as Lender, Rabobank Nederland, as Lender, dated June 12, 1998.

   10.2 Second Amendment to Long Term Second Amended and Restated Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, Harris Trust and Savings Bank, as Lender, Rabobank Nederland, as Lender, dated July 14, 1998.

   11.1        Statement Regarding Computation of Per Share Earnings

   27          Financial Data Schedule