Form 10-K
period 1998-09-30
AG-CHEM EQUIPMENT CO INC
filed 1998-12-29
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1998

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

                               _X_ Yes   ___ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of December 2, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price for such stock as reported by the Nasdaq National Market System, was approximately $41,064,430.

         As of the close of business on December 2, 1998, there were outstanding, 9,640,268 shares of the registrant's Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its March 9, 1999 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

            Ag-Chem Equipment Co., Inc. ("Ag-Chem" or the "Company") manufactures and distributes off-road equipment primarily used for agricultural fertilization, the application of crop protection chemicals, and to a lesser extent, industrial waste treatment applications and other industrial uses. The Company was incorporated in Minnesota in 1963. Its principal executive offices are located at 5720 Smetana Drive, Minnetonka, Minnesota.

            Ag-Chem generates a majority of its consolidated revenues from its line of agricultural equipment which consists of self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. Ag-Chem manufactures equipment for use both prior to planting crops ("pre-emergence") and after crops emerge from the ground ("post-emergence"). The Company believes it holds 60 - 70% of the pre-emergence market, a position it has built on more than 30 years of innovative products.

            The Company's mission is to position itself as the leading, state-of-the-art manufacturer of agricultural application equipment, with an emphasis on "Site-Specific Agriculture" through SOILECTION(R) and other high-tech hardware and software product offerings. In order to achieve this goal, the Company has implemented a business strategy which is focused on customer service and training. In addition to its 21 parts and service centers (discussed below), the Company provides customers with service by offering an organization of field service repair personnel who are stationed at various locations throughout the country. Customer training in site-specific agriculture technology is of paramount importance, and the Company operates a Technology Education Center in Jackson, Minnesota to meet the specialized training needs of its customers. Unlike most of its competitors which sell through distributors, Ag-Chem sells a majority of its products directly to its customers, which include fertilizer dealers, farm cooperatives, large growers, municipalities, waste disposal contractors and mining and construction companies. Farmers are not generally the Company's direct customer. Management believes that this distribution strategy enables the Company to maintain close ties with its customers and maintain 100% Ag-Chem focused sales effort.

            The Company maintains a network of 21 parts and service centers located throughout the major farming regions of the United States and Canada. These centers, combined with the Company's field service repair team and in-house support staff, offer customers a high level of service and responsiveness, thereby averting critical delays during periods of peak usage. Each Parts and Service Center operates as a separate profit center, selling parts and servicing equipment manufactured by Ag-Chem as well as selling parts for equipment manufactured by other companies.

            The Company holds certain patents and has designed software related to the "SOILECTION" process. The Soilection process enhances application equipment and allows it to selectively blend fertilizers, chemicals, micro-nutrients, seed, and crop protection chemicals at the point of application based on a digitized map. Although SOILECTION is a relatively small contributor to the Company's revenues, such revenues have continued to grow significantly in recent periods and the Company believes that site-specific agriculture may represent possible significant future revenue over the long term.

            The Company supplements its agricultural equipment line by marketing vehicles for various other industrial uses. Most notably, the Company manufactures vehicles used for waste application, specifically designed for subsurface liquid injection and surface spreading of biosolids, i.e., sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. The Company has recently developed a version of its industrial application which utilizes the SOILECTION process. This equipment allows purchasers to deal with increasing amounts of manure from livestock confinement operations in an environmentally sound manner.

            The Company's business is highly seasonal: Approximately 50% of its net sales occur during the period from January 1 through April 30. Accordingly, the Company increases inventory levels during the quarters ended September 30 and December 31 to meet this seasonality. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. These prepayments partially fund the increase in inventories. If the Company did not receive customer prepayments, it believes its line of credit would provide sufficient liquidity to meet working capital requirements.

            As of December 1, 1998, the Company had an order backlog of approximately $19.7 million compared to $28.4 million on December 1, 1997. The Company expects that substantially all of such backlog orders will be filled during the fiscal year ending September 30, 1999.

PRODUCTS AND SERVICES

            PRE-EMERGENCE APPLICATION EQUIPMENT. The Company manufactures and sells high-flotation, self-propelled vehicles and related equipment which are used for fertilization and the spraying of crop protection chemicals under the "Terra-Gator", "Big Wheels" and "Lor*Al" brand names. These vehicles are primarily used prior to planting crops, (i.e. "pre-emergence"). These vehicles are made with extra wide tires to provide maximum traction and a minimum level of soil compaction. Ag-Chem manufactures a full line of three-wheeled and four-wheeled vehicles in a range of engine sizes.

            Unlike most of its competitors' vehicles, which are simply over-the-road vehicles modified for agricultural use, the Company's Terra-Gator models have chassis specifically designed for off-road use. Ag-Chem primarily manufactures three-wheeled vehicles which offer an advantage over four-wheeled vehicles because of significantly lower soil compaction, which has an adverse effect on crop yield. The new Terra-Gator model 8104 was introduced in fiscal 1998 and along with the model 8103 introduced in 1997, includes significant styling and operational improvements.

            The Company's pre-emergence equipment is manufactured in a variety of model sizes, engine horsepower and equipment configuration. For example, larger models carry bigger tanks which reduce the need for tank refills. Similarly, increased engine horsepower allows a vehicle to navigate rough terrain and to power add-on equipment. This equipment, including attachments, sells for between approximately $100 and $180; prices for equipment combined with the SOILECTION system range from $235 to $310.

            The Company manufactures a variety of application systems which are normally ordered with a chassis. The systems serve as the means to apply fertilizer and crop protection chemicals. Ag-Chem produces several liquid fertilizer and dry fertilizer systems which offer varying levels of boom size, spraying accuracy and ease of maintenance. Although liquid systems are often more accurate in their application than dry systems, liquid fertilizer is often more expensive than dry fertilizer. Liquid crop protection chemicals and fertilizers also tend to break down more quickly than dry fertilizers. The Company also markets a computer-controlled, direct delivery chemical injection system (TALON(TM)) which provides precise application of multiple chemicals at a constant or variable rate. Sales of this system, which was introduced in 1997, continue to be minimal. Variable rate delivery is based on mapping input data, and when combined with Global Positioning Satellite (GPS) navigation, allows site-specific application.

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

            POST-EMERGENCE APPLICATION EQUIPMENT. Post-emergence equipment is used to apply chemicals to fields after crops have already emerged. Ag-Chem markets products for this purpose under the RoGator brand name. The RoGator has high crop clearance to avoid crop damage during the application process. In addition, the RoGator offers an adjustable wheel track which allows it to operate in a variety of row crop spacings. These adjustments are controlled from the cab. The RoGator, with attachments, sells for between $85 and $140.

            Since its introduction in 1993, the RoGator has enabled Ag-Chem to reduce the seasonal impact of its pre-emergence equipment sales and now accounts for a significant portion of sales. Sales of post-emergence equipment represented 27.5 percent of total revenues during fiscal 1998. The RoGator line was expanded in 1998 to meet the needs of multiple market segments. RoGators are produced in three sizes - the 854 model, the smaller 554 model, and a new larger machine, the 1254. The 1254 was introduced in the summer of 1998 and is scheduled for production mid-1999.

            PARTS AND SERVICE CENTERS. The Company believes that the availability of parts and service for its agricultural equipment is essential to the end-user. Delays during the planting, growing or harvesting period can be critical to farmers. Accordingly, potential customers view on-going maintenance of application equipment as a significant factor in making a purchase decision. The Company's customers need products which can be serviced in a minimal amount of time. For this reason, the Company operates 21 parts and service centers across the United States and Canada. These centers are intended to serve the Company's customers by providing parts and technical support on a regional basis. The parts and service centers service only the Company's products. They stock and sell parts manufactured by the Company as well as parts which are manufactured by other companies which have been incorporated into the Company's products. The parts and service centers also stock and sell parts for equipment manufactured by other companies for use in competitors' products. The Company's parts and service centers also refurbish used Ag-Chem agricultural equipment for resale. The Company believes that its parts and service centers are an important part of the Company's growth because of the support they provide to its customers.

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

            SOILTEQ. The Company holds patents for and has designed software related to the process known as "SOILECTION." The SOILECTION system is a process that utilizes a variety of input data to develop a site-specific application map. Through such inputs as soil test data and soil surveys, software developed and provided by the Company is able to generate a spreading map for each unique soil plot. When this spreading map is used with a machine equipped with a FALCON control system, site specific placement of multiple products is possible.

            SOILECTION technology benefits farmers by ensuring that appropriate amounts of crop inputs, such as fertilizer, crop protection chemicals, micronutrients and seed are applied to each section of a field based on selected criteria. This system allows the farmer to allocate inputs to areas which can support high yields, and avoid over-application of inputs on soils which produce low yields. With SOILECTION, inputs are placed only in areas where they can be used by the crop, and excess application is minimized. This results in optimal economic performance and potentially positive environmental benefits.

            CUSTOMER TRAINING. With the growth of site-specific agriculture, the Company has recognized an increasing demand for customer training related to this new technology. The Company operates a 40,000 square foot facility in Jackson, Minnesota, the Ag-Chem Technology & Education Center, staffed with dedicated instructors and equipped with state-of-the-art computer and control system training rooms. At the facility, the Company provides a varied curriculum of site-specific agriculture and other course offerings.

            OTHER AGRICULTURAL PRODUCTS. The Company's AgTec division manufactures and sells: (i) low volume air sprayers used for spraying crop protection chemicals on orchards, vineyards, field crops and Christmas trees;
(ii) low volume lawn sprayers; (iii) injection systems for use by professional lawn care contractors; (iv) high volume sprayers used by commercial tree spraying contractors; (v) boom sprayers used in crop spraying; and (vi) a line of lawn garden sprayers. The AgTec Division also distributes heavy-duty flail brush choppers and swing-arm rotary mowing equipment for use by orchards and nurseries.

            INDUSTRIAL EQUIPMENT. Ag-Chem manufactures a line of equipment that is used in the waste application industry. This equipment applies or injects sludge from waste treatment facilities to agricultural land. Direct injection minimizes odor and runoff problems associated with land disposal. This equipment is sold to waste disposal companies and municipalities. In addition to its waste disposal equipment, the Company manufactures other lines of equipment for the drilling, mining and construction industries. In 1998, the Company introduced a map-based application system for its sludge equipment. This technology enables customers to create map-based variable rate applications of sludge based on nutrient needs of the soil.

SALES AND MARKETING

            Of the employees Ag-Chem has in sales and marketing positions, there is a group devoted to the agricultural market. There are also groups of direct sales positions focusing primarily on fertilizer dealers and farm cooperatives, selling industrial equipment, selling SOILECTION equipment, and selling the Company's AgTec Division products to retail dealers. In the United States, the Lor*Al product line is sold to end-users through five distributors in part of the country and through Ag-Chem's sales force in other parts of the country. Internationally, Ag-Chem sells its products through its wholly-owned subsidiary, Ag-Chem Europe, B.V., as well as a network of distributors. The Company's sales effort is supported by national and regional advertising, a catalog, direct mail programs and trade shows.

            For fiscal 1998, 1997 and 1996 the members of a farming co-op accounted for 13.8%, 13.8% and 12.9% of net sales, respectively. Such members retain individual purchasing authority, and the Company does not consider the related business risks to equate to one single, large customer.

            Ag-Chem offers financing to customers through several different programs involving third-party lenders and lessors. Although Ag-Chem has no responsibility or obligation in the event of a default by purchasers or lessors of such equipment, the Company attempts to assist lenders and lessors in reselling repossessed equipment.

            Ag-Chem also offers its own lease and debt financing program. Ag-Chem retains a security interest in the financed equipment, which allows the Company, at its option, to sell such leases or notes. Ag-Chem main-tains a full time credit and collection staff who conduct credit evaluations and administer the customer financing activities. Since the Company began financing its own equipment, it has experienced limited defaults. Moreover, the Company believes an active market exists for used equipment.

            Ag-Chem finances equipment for terms up to five years. Lessees have the option of converting the rental to a purchase.

SUPPLIERS

            The Company currently relies upon single sources of supply for a number of components that are used in the manufacture of the off-road machines and related equipment. Management believes that alternative sources would be available within a reasonable time for each of the components presently obtained from such sources. Ag-Chem generally has supply contracts with its larger suppliers which are based on price but do not require minimum volume purchases.

INDUSTRY AND COMPETITION

            In general, the agricultural equipment industry is highly competitive. The industry continues to experience significant consolidation and retrenchment.

            The United States market for custom application equipment consists largely of retail fertilizer dealers, farm cooperatives and some farmers who operate very large farms. Ag-Chem sells primarily to fertilizer dealers and farm cooperatives.

            The Company believes that the percentage of farmers who apply fertilizer with their own equipment has decreased and expects it to decline further due to a number of factors.

            Increased productivity is one of the benefits of outsourcing crop input application to independent fertilizer dealers. Tractors and pull-behind spreaders traditionally used by farmers for fertilizing are typically less accurate and require significantly more time, and operate at lower speeds (approximately 4 to 5 mph) than Ag-Chem equipment, which fertilizes at a speed of approximately 16 mph and precisely applies the fertilizer.

            Both the trend towards outsourcing crop input application and the consolidation of the farming industry over the last decade have bolstered demand for Ag-Chem's products. The result of such consolidation has been fewer but larger and financially stronger farms. Farmers are becoming increasingly sophisticated in agro-economics and more likely to contract for applicator services. Moreover, heightened competition motivates fertilizer dealers to stay current with advances in fertilization technology, which can result in replacing application equipment before the end of its useful life. Accordingly, while the aggregate United States farm acreage planted has remained relatively stable in recent years, Ag-Chem, and the custom application equipment industry as a whole, have continued to grow.

            Demand for Ag-Chem's agricultural equipment can be affected by the following factors, among others:

            * Grain prices - commodity prices have an effect on customer attitudes and purchasing decisions;

            * Government regulations - many growers don't want the concerns associated with increasing regulations on handling various crop inputs;

            * Low-dose chemicals - changes in crop protection chemistry and formulation have resulted in crop protection chemicals that require very precise spray systems;

            * Rural labor pool - decreasing rural populations make finding seasonal farm labor more difficult;

            * Weather - extreme conditions of drought or flood affect equipment purchase decisions in those areas;

            * Trained personnel - the limited number of skilled equipment operators is a factor for customers considering equipment purchases;

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

            The off-road agricultural application equipment industry, which excludes "short-line" equipment, (i.e. equipment pulled behind or mounted on a tractor or pickup), consists of over 10 manufacturers. Competitors who at one time were substantially smaller than Ag-Chem are now substantially larger. In the recent past, Deere & Co. has entered the post-emergence market, Case Corporation (Case) has purchased Tyler Inc. (Tyler) and AgCo Inc. (AgCo) has purchased Willmar Manufacturing Inc. (Willmar). Although each company is smaller in terms of equipment sold in the Company's industry, they are each supported by a much larger parent company. Deere & Co., and Willmar manufacture and sell post-emergence vehicles. Tyler, a Case subsidiary, markets pre-emergence and post-emergence equipment.

            With competition based largely on price, quality, technology and service, Ag-Chem has positioned itself as a supplier of quality products with an emphasis on service and training, as exemplified by the Company's numerous parts and service centers and by the training provided at the Ag-Chem Technology & Education Center.

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

RESEARCH AND DEVELOPMENT

            As of September 30, 1998, the Company employed a staff of employees and contractors in research and development who are responsible for developing new products and improvements or enhancements to existing products. Research and development expenditures were $10.8 million in fiscal 1998, $9.4 million in fiscal 1997 and $7.2 million in fiscal 1996. Such expenditures constituted 3.4 percent, 2.9 percent and 2.6 percent of the Company's fiscal 1998, 1997 and 1996 net sales, respectively. The Company believes its ongoing commitment to new products and improvements and upgrades of existing products provide the Company with a major competitive advantage and technological leadership.

PATENTS AND TRADEMARKS

            The Company holds a number of patents which cover certain aspects of its products. The Company believes that several of its patents, particularly relating to site specific farming, are significant to the Company's business. The Company's patents generally have terms that expire twenty years from the effective patent application filing dates, although patent terms can differ, based on the particular jurisdiction and filing date. No assurance can be given that, if applied for by the Company, any patents will be issued or that the patents currently held or new patents, if issued, will be valid or will provide any significant competitive protection for the Company.

            Ag-Chem has obtained federal trademark registration of the Ag-Chem logo, and the "Soilection(R)" mark. In addition, the Company uses and claims rights to, and has obtained federal registration of, a number of trademarks used to identify the Company's products. The Company's prior use of an unregistered name or mark may establish an exclusive right to its use by the Company in connection with the sale of Company products in a particular market area, however, registration of a mark with the U.S. Patent and Trademark Office provides such right throughout the United States and creates a presumption that the mark is valid. There can be no assurance that any trademark application, if filed by the Company, will result in the receipt of a registration for the mark. There can also be no assurance that the Company's use of tradenames or trademarks will not infringe the rights of others, or that they will be free from future challenge by others as to prior use or as otherwise being unprotectable.

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

EMPLOYEES

            Prior to recent lay-offs, the Company employed 1,535 full-time employees, of whom 874 were engaged in manufacturing and engineering, 382 in service and parts distribution, 132 in sales, and 147 in administration. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

ITEM 2. PROPERTIES

The principal properties of the Company are as follows:

                    Location                Description of Property
                    --------                -----------------------

            Minnetonka, Minnesota              Corporate Office
               Jackson, Minnesota                Manufacturing
               Jackson, Minnesota            Parts/Service Support
               Jackson, Minnesota               Training Center
               Benson, Minnesota                 Manufacturing
               Benson, Minnesota             Parts/Service Support
            Grubbenvorst, Holland                Manufacturing

            The Company owns its executive offices in the Brenwood Office Park in Minnetonka, Minnesota. The Company's executive offices occupy approximately 43,300 of the total 176,000 square feet of available space. Leasing operations related to space not occupied by the Company in the Brenwood Office Park is not deemed material to the Company's operations. The Company owns the properties located in Jackson, Minnesota, and leases the others. The manufacturing facility in Benson, Minnesota is operating at approximately 85% capacity, and the Jackson, Minnesota manufacturing facility is operating at approximately 60% capacity. The Company considers each of its facilities to be in good condition.

            The Company also has 21 parts and service centers ranging from 8,000 to 45,000 square feet, of which it owns 12, leases 6 and operates 3 on a consignment basis (i.e. the Company contracts with a third party to service Ag-Chem customers).

ITEM 3. LEGAL PROCEEDINGS

            None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

            The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

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

                                                           SALES PRICE
                                                       ------------------
                                                          LOW       HIGH
                                                       -------    -------

            FISCAL YEAR ENDED SEPTEMBER 30, 1997
             First quarter                             $ 14.75    $ 19.50
             Second quarter                              18.25      24.00
             Third quarter                               18.25      23.00
             Fourth quarter                              18.50      24.50

            FISCAL YEAR ENDED SEPTEMBER 30, 1998
             First quarter                             $ 12.50    $ 19.88
             Second quarter                              12.75      18.00
             Third quarter                               12.75      22.13
             Fourth quarter                              12.25      21.00

            As of December 1, 1998, there were 380 shareholders of record, and approximately 2,500 shareholders in street name.

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


CONSOLIDATED STATEMENTS OF EARNINGS DATA:(1)
                                                       Years ended September 30,
                                       -------------------------------------------------------
                                         1998       1997        1996        1995        1994
                                       --------   --------    --------    --------    --------
Net sales                              $322,122   $318,212    $280,152    $233,852    $183,151
Cost of sales                           234,959    232,565     200,378     166,711     131,813
Selling, general and admin-
       istrative expenses                74,003     69,034      61,239      48,279      37,600
Operating income                         13,160     16,613      18,535      18,862      13,738
Other income                              3,384      3,186       3,248       2,200       2,136
Interest expense                          6,246      6,229       5,935       2,673       1,749
Earnings before income taxes             10,298     13,570      15,848      18,389      14,125
Income tax expense                        3,450      6,000       6,100       6,980       5,550
Net earnings                              6,848      7,570       9,748      11,409       8,575
Earnings per share                          .71        .78        1.01        1.19         .88
Weighted average common
       shares outstanding                 9,660      9,683       9,672       9,604       9,728

CONSOLIDATED BALANCE SHEET DATA:(1)
                                                            September 30,
                                       -------------------------------------------------------
                                         1998       1997        1996        1995        1994
                                       --------   --------    --------    --------    --------
Working capital                         $76,174    $53,497     $47,873     $56,248     $28,224
Property, plant and equipment,
       net                               45,813     46,260      42,697      38,322      26,957
Total assets                            188,194    187,999     185,559     151,689      95,664
Long-term debt, less
       current installments              59,903     45,368      43,334      57,105      28,969
Stockholders' equity                     70,420     63,887      57,343      44,873      33,888
Average number of employees               1,720      1,637       1,534       1,111       1,030
Return on beginning equity(2)              10.7%      13.2%       21.7%       33.7%       32.3%

------------------------
(1) Dollars and shares in thousands, except per share amounts.

(2) Return on beginning equity is calculated as net earnings for the period divided by the equity balance at the end of the prior period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

SUMMARY

            The following table sets forth for the years indicated the percent of net sales for each item in the Consolidated Statements of Earnings:

                                                                Years ended September 30,
                                                          -----------------------------------
                                                           1998          1997           1996
                                                           ----          ----           ----
            Net sales                                     100.0         100.0          100.0
            Cost of sales                                  72.9          73.1           71.5
                                                           ----          ----           ----
               Gross profit                                27.1          26.9           28.5

            Selling, general and administrative expense    23.0          21.7           21.9
                                                           ----          ----           ----
               Operating income                             4.1           5.2            6.6

            Other income (expense):
               Other income                                 1.0           1.0            1.2
               Interest expense                            (1.9)         (1.9)          (2.1)
                                                           ----          ----           ----
                   Earnings before income taxes             3.2           4.3            5.7

            Income tax expense                              1.1           1.9            2.2
                                                           ----          ----           ----

            Net earnings                                    2.1           2.4            3.5
                                                           ====          ====           ====

RESULTS OF OPERATIONS -FISCAL 1998 COMPARED TO FISCAL 1997

            Consolidated net sales increased by $3,910 or 1.2 percent to $322,122 in the fiscal year ended September 30, 1998 (fiscal 1998) from the fiscal year ended September 30, 1997 (fiscal 1997). The increase was the net effect of a number of offsetting factors as follows:

            * Post-emergence equipment net sales decreased $12,582, resulting from decreased unit shipments due to increased competition and softening of the agricultural markets. The Company expects this competition to continue to be a factor in the post-emergence market, and is uncertain about the impact on future sales. Post-emergence equipment also decreased because the farming economy has suffered as a result of low commodity prices which has decreased demand for equipment. Finally, the farm supply industry has experienced consolidation that has reduced the number of potential customers, with a resulting decrease in the demand for new equipment.

            * Pre-emergence equipment net sales increased $6,776, primarily the result of sales of newly designed equipment, such as the model 8103 Terragator which was introduced in the second quarter of fiscal 1998. These new models have higher selling prices. As such, pre-emergence net sales increased due to higher average selling prices rather than as a result of the number of units shipped.

            * Sales of other product lines increased $9,716 primarily as the result of the Company's new market penetration efforts in its parts and service centers, and increased demand for used equipment.

            The net effect of the foregoing factors is that net sales of the Company's line of post-emergence equipment decreased by 12.4% during fiscal 1998, while net sales of pre-emergence equipment increased by 5.6%. As a result, sales of post-emergence equipment decreased from 32.0% of net sales during fiscal 1997 to 27.5% of total revenues during fiscal 1998. Due to increased competition in the market, the Company is uncertain about the direction of future sales. In general, the Company expects consolidated net sales in fiscal 1999 to decrease compared to fiscal 1998 as a result of the decline in the farming economy and this decline is expected to have a similar impact on the Company's competitors.

            Consolidated gross profit for fiscal 1998 increased $1,516 or 1.8 percent from the prior year. Consolidated gross profit as a percent of net sales was 27.1 and 26.9 percent for fiscal 1998 and 1997, respectively. The increase in gross profit as a percentage of net sales was primarily the result of changes in product mix that improved gross margin during fiscal 1998. Also, fixed costs, as a percentage of total product costs, increased in the prior year as a result of plant expansions during such year. These factors were offset, in part, by operating efficiencies gained from increased production during such year. Fiscal 1998 gross profit as a percentage of net sales was negatively impacted by warranty experience related to older model equipment. The Company has made efforts to reduce warranty expense through improved designs on newer models, but is uncertain of the amount and timing of any cost savings that may result. Also during fiscal 1998, gross profit as a percentage of net sales was negatively impacted by higher product costs due to start-up expenditures in the first quarter on the Company's new model 8103 Terragator. As expected, margins improved on the new model 8103 after the second and third quarters. The start-up costs associated with the introduction of additional new models are expected to negatively impact margins during the first half of fiscal 1999. The Company estimates that the net impact of these factors will continue to hold margins relatively stable in fiscal 1999, depending on sales and product mix.

            Consolidated selling, general and administrative ("S,G&A") expenses increased $4,969 or 7.2 percent in fiscal 1998 as compared to the prior year. This increase is largely attributable to a 6.4 percent or $2,890 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's previously-anticipated sales growth and new product development. All other S,G&A expenses increased by 8.7 percent or $2,079 as a result of actual sales growth and support of previously anticipated sales growth. Of the overall increase in S,G&A expenses, costs to support the Company's sales growth increased $2,135 or 3.7%, and product development costs increased $2,834 or 24.9%. S,G&A expenses as a percent of net sales were 23.0 and 21.7 percent in fiscal 1998 and 1997, respectively. Due to the general decline in the farming economy and the Company's anticipation of continuation of this decline, the Company has made efforts to contain S,G&A expenses through employment reductions and other cost control efforts. The Company intends to continue to monitor the farming economy and will make further adjustments in S,G&A expenses to keep S,G&A expenses, as a percentage of net sales, consistent with prior periods.

            As a result of the above, operating income was $13,160 and $16,613 in fiscal 1998 and 1997, respectively.

            Interest expense increased $17 in fiscal 1998. Base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The primary cause of the increased interest expense was increased borrowing to support working capital requirements.

            The effective tax rates in fiscal 1998 and 1997 were 33.5 percent and 44.2 percent, respectively. The factors contributing to the reduction in the rate include an increase in the research and experimentation credit, the implementation of several strategies to reduce federal and state taxes, and the inability to benefit the net loss incurred by the Company's European subsidiary in fiscal 1997.

            As a result of the above, net earnings were $6,848 and $7,570 in fiscal 1998 and 1997, and earnings per share were $.71 and $.78 for fiscal 1998 and 1997, respectively.

            Included in the results of operations discussed above, are the results of the Company's Dutch subsidiary. This subsidiary experienced a $3,132 or 21.6% increase in net sales. This increase was primarily the result of increased pre-emergence equipment sales due to an increase in unit shipments. The increase in units shipped was the result of increased efforts by the Company to penetrate the European market. Gross profit for this subsidiary increased $1,904 or 230% in fiscal 1998, compared to the prior year. Gross profit as a percentage of sales increased from 5.7% during fiscal 1997 to 15.5% in fiscal 1998. This increase was due to a one-time charge in the prior year that related to used inventory valuation. Net income for this subsidiary was $136 during fiscal 1998 as compared to a net loss of $1,556 in the prior year. The remaining components of the subsidiary's results were materially unchanged from the prior year and had no material effect on the consolidated result of operations. The Company expects the decline in the farming economy to affect its European operations in a manner similar to its domestic operations.

            A single currency called the euro will be introduced in Europe on January 1, 1999. The increased price transparency resulting from the use of a single currency may affect the ability of Ag-Chem and other companies to price their products differently in the various European markets. A possible result of this price harmonization is lower average prices for products sold in these markets. Additionally, the Company is in the process of replacing the financial systems used by its European subsidiary so that it will be capable of converting to the currency. The Company expects that such new systems will be in place by the first quarter of fiscal 2000.

LIQUIDITY AND FINANCIAL POSITION - FISCAL 1998 COMPARED TO FISCAL 1997

            Net cash provided by operating activities was $9,789. in fiscal 1998, compared to $17,754 in fiscal 1997. The major reason for this change was that changes in operating assets and liabilities used cash of $5,788 in fiscal 1998 while changes in operating assets and liabilities provided cash of $1,949 in the prior year. Increased investments in inventories, net of an increase in accounts payable balances, used $1,786 of cash compared to cash provided in the prior year of $4,821. Inventories increased to $101,751 at September 30, 1998 from $99,894 at September 30, 1997 in order to meet the forecasted fall shipment schedule. In addition, customer prepayments and deferred income decreased $334 in fiscal 1998 compared to an increase of $1,856 in fiscal 1997. The Company anticipates that in fiscal 1999, cash will be provided by net earnings, and will be used to satisfy the current portion of long-term debt. Accounts receivable and inventory turnover have remained relatively stable in recent periods, and have not significantly affected liquidity.

            Cash used in investing activities in fiscal 1998 was $6,187 compared to $10,990 in the prior-year period. This decreased use of cash was primarily due to investments in the Company's Technology & Education Center and other investments in property, plant and equipment to support the Company's growth during fiscal 1997. In fiscal 1998, investments in property, plant and equipment were $3,969 compared to $7,407 in fiscal 1997. The Company had no material commitments for future capital expenditures at September 30, 1998.

            Cash used in financing activities was $3,789 in fiscal 1998, compared to $6,249 in the prior period. The decrease in cash used in financing activities was primarily the result of an increase in checks outstanding in excess of cash balances. The net repayments of notes payable and long-term debt were $5,425 and $5,452 during fiscal 1998 and 1997, respectively. This decrease in net borrowings was primarily due to decreased working capital requirements due to the reduction in cash used in investing activities.

            Working capital at September 30, 1998 was $76,174. As of September 30, 1998 the Company had $32,500 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit would provide sufficient liquidity to meet working capital requirements.

            The terms of the Company's line of credit agreement, which was amended in July 1998, include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain cer-tain financial ratios. These restrictive covenants include a minimum tangible net worth of $35 million plus 75% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company does not anticipate any difficulty in meeting these covenants. At September 30, 1998, the weighted average interest rate payable on this line of credit was 7.0%.

RESULTS OF OPERATIONS -1997 COMPARED TO 1996

            Consolidated net sales increased by $38,060 or 13.6 percent to $318,212 in fiscal 1997 from fiscal 1996. The increase was primarily the result of an increase in post-emergence and pre-emergence fertilization equipment sales due to increased unit shipments, rather than pricing changes. The increased unit shipments were largely due to more orders than in the prior year. Sales of the Company's line of post-emergence equipment grew by 12.9 percent during fiscal 1997. During the same period, sales of pre-emergence equipment grew by 7.3 percent. Additionally, the Company's other product lines increased consolidated net sales. As a result, sales of post-emergence equipment decreased from 32.0 percent of total revenues during fiscal 1996 to 31.8 percent of total revenues during fiscal 1997.

            Consolidated gross profit for fiscal 1997 increased $5,873 or 7.4 percent from the prior-year period. Consolidated gross profit as a percent of net sales was 26.9 and 28.5 percent for fiscal 1997 and 1996, respectively. The primary reason for the lower margin percentage was special incentives given on the Company's introduction of 1998 models, and sales increases in the Company's lower margin product lines, such as used equipment. Also, fixed costs, as a percentage of total product costs, increased as a result of the plant expansions. The Company had not yet fully utilized the capacity of these expansions, resulting in decreased margins.

            Consolidated selling, general and administrative (S,G&A") expenses increased $7,795 or 12.7 percent in fiscal 1997 as compared to the prior year. This increase is largely attributed to a 10.7 percent or $4,598 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's then anticipated sales growth and new product development. All other S,G&A expenses increased by
17.6 percent or $3,207. Of the overall increase in S,G,&A expenses, costs to support the Company's sales growth increased $4,696 or 8.9 percent, and costs to support product development increased $3,099 or 37.0 percent. S,G&A expenses as a percent of net sales were 21.7 and 21.9 percent in fiscal 1997 and 1996, respectively. S,G&A expenses increased more rapidly than sales during fiscal 1997. This was primarily a result of an increase in SG&A expenses in anticipation of an increase in sales, however actual sales increases were less than expected.

            As a result of the above, operating income was $16,613 and $18,535 in fiscal 1997 and 1996, respectively.

            Other income decreased $62 or 1.9 percent in 1997, as compared to the prior year. Prior year other income included a favorable lawsuit settlement. This was offset in 1997 by improved earnings from the Company's commercial rental property, resulting from a more robust commercial real estate market.

            Interest expense increased $294 in fiscal 1997. Borrowings and base interest rates remained similar to the prior year.

            The effective tax rates in fiscal 1997 and 1996 were 44.2 percent and 38.5 percent, respectively. The increase in the effective tax rate was primarily the result of losses incurred by the Company's Dutch subsidiary which are not tax-effected, additional non-deductible goodwill amortization related to the Soil Teq acquisition in December 1995, and a reduction in the valuation reserve in the prior year.

            The Company's European subsidiary, Ag-Chem Europe B.V., incurred a net loss of $1,556 in fiscal 1997, as compared to a loss of $114 in the prior year.

            As a result of the above, net earnings were $7,570 and $9,748 in fiscal 1997 and 1996, and earnings per share were $.78 and $1.01 for fiscal 1997 and 1996, respectively.

LIQUIDITY AND FINANCIAL POSITION - 1997 COMPARED TO 1996

            Net cash provided by operating activities increased to $17,754 during fiscal 1997, compared to net cash used in operating activities of $11,289 in fiscal 1996. The major reason for this change was an increase in cash provided by changes in operating assets and liabilities to $1,949 in fiscal 1997 from cash used in operating assets and liabilities of $27,762 in the prior year period. Inventories, together with increased accounts payable balances provided cash of $4,821 compared to cash used of $32,633 during fiscal 1997 and 1996, respectively.

            Account receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity. Inventory turnover improved in 1997, primarily because of a build-up of inventory balances in the prior year in anticipation of demand. Actual demand was less than expected, resulting in higher debt levels to support working capital requirements at September 30, 1996.

            Cash used in investing activities in fiscal 1997 was $10,990 compared to $12,509 in the prior-year period. This decreased use of cash was primarily due to prior-year investments in property, plant and equipment to support the Company's then anticipated sales growth. During fiscal 1997 property, plant and equipment increased by $7,407 compared to an increase of $10,022 in the prior year. This decrease was partially offset by the increase in rental equipment. Rental equipment increased by $3,517 during fiscal 1997, compared to $1,308 in the prior year.

            Cash used in financing activities was $6,249 in fiscal 1997, compared to cash provided of $23,776 in the prior year. The increase in cash used in financing activities was primarily the result of the net repayments of notes payable of $10,050 compared to net borrowings of $30,000 during fiscal 1997 and 1996, respectively. Additionally, proceeds from long term borrowings, net of repayments, were $4,598 during fiscal 1997, compared to net repayments $3,894 during fiscal 1996. The increase in net repayments was primarily due to decreased working capital requirements that resulted from increased sales, reduced production and completion of the Company's plant expansions in Jackson and Benson, Minnesota.

            Working capital at September 30, 1997 was $53,497. As of September 30, 1997 the Company had $30,500 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

            The terms of the amended line of credit agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants (which are included in Exhibits 10.1 and 10.2 to the Company's Form 10Q filed with the Commission on August 15, 1997) include a minimum tangible net worth of $35 million plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures.

MARKET RISK MANAGEMENT

            The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in the Company's earnings and cash flows. The Company estimates market risk using sensitivity analysis, which is defined as the change in the fair value of a derivative or financial instrument assuming a hypothetical 10% adverse change in the market rates or prices. The Company evaluates and manages exposure to these market risks as follows:

            * Interest rates - The Company manages its debt structure and interest rate risk through the use of fixed- and floating-rate debt and through the use of derivatives. Interest rate swaps may be used to hedge the Company's exposure to interest rate changes, and also to lower financing costs. Generally under these swaps, the Company agrees with a counterpart to exchange the difference between fixed-rate and floating-rate interest amounts based on an agreed notional principal amount. The Company's primary exposure is to U.S. interest rates and to a lessor extent to Dutch interest rates. The Company has no exposure due to rate changes for fixed rate long-term debt obligations which aggregated $31.4 million at September 30, 1998 with interest rates ranging from 4.5 to 7.25 percent. Based on the results of the sensitivity analysis, net earnings would be adversly impacted by approximately $200. This impact is based on the Company's $46.2 million of variable interest rate borrowings outstanding at September 30, 1998.

            * Foreign currency exchange rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company primarily uses currency forward contracts to selectively hedge exposure to changes in exchange rates. These contracts function as hedges since they change in value inversely to the change created in the underlying exposure as foreign exchange rates fluctuate. The Company's primary exchange rate exposure is with the Dutch guilder and the Canadian dollar against the U.S. dollar. Based on the results of the sensitivity analysis at September 30, 1998, the Company's estimated net earnings exposure for foreign currency exchange rates is not material.

IMPACT OF YEAR 2000

            Beginning in early 1996, the Company included certain Year 2000 initiatives and remediation plans in its broader information systems strategic plan. The Company has retained an independent consultant to assess the adequacy of the Company's Year 2000 initiatives and remediation plans. Since that time, all of the Company's essential information technology ("IT") systems have been inventoried and remediation plans for any Year 2000 issues have been implemented. The Company has developed Year 2000-compliant applications for the Company's order entry and customer service systems. In the third quarter of fiscal 1997, the Company upgraded its information system used in manufacturing operations, material planning, inventory management, order processing, financial management and human resources applications, which is now Year 2000-compliant. The Company purchased Year 2000-compliant upgrades to the Company's payroll application in 1997 and the Company's telephone system in 1998. The Company purchased Year 2000-compliant upgrades for its software applications for customer inquiries and for processing and tracking warranty claims and returns. The Company anticipates these upgrades will be fully implemented and tested in the first half of 1999. With the implementation of these applications and upgrades, the Company expects that all of its core applications and IT systems will be Year 2000 compliant by the end of the second quarter of 1999.

            In May 1998, the Company formed a Year 2000 project team ("Year 2000 Project Team") to identify and address Year 2000 compliance matters, including the Company's significant non-IT systems which are comprised of the embedded technology used in the Company's buildings, plant, equipment and other infrastructure. The Year 2000 Project Team has inventoried all material Year 2000 issues in the Company's non-IT systems and is currently monitoring compliance efforts. The Company expects that remedial action for all of its non-IT systems will be completed by the end of the second quarter of 1999.

            During the first quarter of 1998, the Company initiated discussions with its largest suppliers regarding their plans to remediate Year 2000 issues. The Company sent each of its significant suppliers a questionnaire inquiring as to the magnitude of their Year 2000 issues and the status of their readiness. The Company has received assurances from a significant portion of its suppliers that such third parties will become Year 2000 compliant in a timely manner. The Company is following up with these third parties and is searching for alternative sources, should they be unable to continue business in the Year 2000.

            The Company is dependent on its customers for future sales, and if any of its significant customers were not adequately prepared for the Year 2000, there could be a significant negative effect on sales and net income. Related purchases of the Company's equipment could be delayed or cancelled by inadequately prepared customers. The Company has identified its significant customers and will be sending each of them a questionnaire inquiring as to the magnitude of their Year 2000 issues and the status of their readiness. The Company will pursue responses from each of these customers and include this issue in its development of contingency plans. The Company is also encouraging customers to take active steps to review and evaluate the Year 2000 compliance of all products and systems used in their particular situation. For example, products and customer processes might include a variety of third party hardware, software, operating systems and other equipment that may not have been developed or supplied through Ag-Chem, and may interact differently with respect to Year 2000 issues depending on the particular combination of products involved.

            In addition to suppliers and customers, the Company also relies upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There can be no assurance that such governmental agencies or other third parties will not suffer a Year 2000 business disruption that could have a material adverse effect on the Company's business, financial condi-tion and operating results.

            The Company estimates that the expenses it has incurred in fiscal 1998 to address Year 2000 issues were approximately $90. The Company estimates that it will incur approximately $300 of additional expense to complete its remediation plans required for its IT systems, which includes systems software costs and consulting fees. The Company does not have an estimate of Year 2000 remediation costs that may be required for its non-IT systems, but the Company believes that such costs will not have a material adverse effect on the Company's business, financial condition and operating results.

            As the process of inventorying non-IT systems proceeds, the Company may identify systems that present a Year 2000 risk. In addition, if any third parties who provide goods or services essential to the Company's business activities fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results. For example, a Year 2000 related disruption on the part of the financial institutions which process the Company's electronic funds transfers and credit card charges would have an adverse effect on the Company's business, financial condition and operating results.

            The Company's Year 2000 Project Team's initiatives include the development of contingency plans in the event the Company has not completed all of its remediation plans in a timely manner. In addition, the Year 2000 Project Team is in the process of developing contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of the third quarter of fiscal 1999.

FORWARD-LOOKING STATEMENTS

            Certain information included in this Report is "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects," "should," and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These include factors that affect all businesses, as well as matters specific to the Company and markets it serves.

            For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad have a significant impact on economic growth, and, accordingly, demand for their products. For example, if the Federal Reserve Board raises interest rates in fiscal 1999, the U.S. economy could slow and negatively impact demand for the Company's products. If low interest rates in Europe do not stimulate that economy or if government spending is significantly reduced, the demand for Company products in that region could be negatively impacted.

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

            Currency fluctuations are also a significant unknown for global companies. If the U.S. dollar continues to strengthen against foreign currencies, the Company's ability to realize price increases on sales could be nega-tively impacted.

            The rate of growth for the agricultural industry, and the rate of acceptance of new technologies, such as SOILECTION also play a significant role in the Company's results. The Company's products are an integral component of these activities and as they increase or decrease in the U.S. or abroad, demand for the Company's products may be significantly impacted.

            The Company operates in a highly competitive environment and the Company's outlook depends on a forecast of the Company's share of industry sales. A reduction in that share could result from unanticipated pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, or a failure to price the Company's products competitively. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, competitive pressures did have an effect on share of industry sales in the U.S. and Canada in 1998 and if those pressures continue to have an impact, sales for 1999 could fall below current projections.

            This discussion of risks, uncertainties and other factors is by no means exhaustive but is designed to highlight important factors that may impact the outlook for the Company. Examples of uncertainties not discussed in detail include the many interrelated factors that affect farmers' confidence, including world-wide demand for agricultural products, world grain stocks, commodity prices, weather, animal diseases, crop pests, harvest yields, real estate values and government farm programs; legislation, primarily legislation relating to agriculture and the environment; actions of the Company's competitors; production difficulties, including capacity and supply constraints; dealer practices; labor relations; accounting standards; and other risks and uncertainties. Obvious factors such as general economic conditions throughout the world do not warrant further discussion but are noted to further emphasize the myriad of contingencies that may cause the Company's actual results to differ from those currently anticipated.

            The Company disclaims an obligation to update statements regarding such risks and uncertainties except to the extent required to do so in its filings under the Securities Exchange Act of 1934.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.



We have audited the accompanying consolidated balance sheets of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998 in conformity with generally accepted accounting principles.




                                        KPMG Peat Marwick LLP


Minneapolis, Minnesota
November 12, 1998

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------
                                                                      September 30,
                                                                ------------------------
ASSETS                                                             1998           1997
                                                                ----------    ----------
CURRENT ASSETS:
            Accounts receivable, less allowance for doubtful
              accounts of $730 and $576, respectively           $   23,499    $   23,728
            Notes receivable, current portion, and accrued
              interest receivable (note 5)                           4,178         3,188
            Inventories (note 2)                                   101,751        99,894
            Deferred income tax benefits, net (note 10)              4,000         4,550
            Prepaid expenses and other current assets                  617           881
                                                                ----------    ----------
              Total current assets                                 134,045       132,241
                                                                ----------    ----------

PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 3, 4 AND 8)               45,813        46,260

OTHER ASSETS:
            Notes receivable, long-term portion (note 5)             5,596         5,213
            Bond funds held by trustees                                 23           745
            Intangible and other assets, net of accumulated
              amortization of $3,404 and $2,392,
              respectively (note 1)                                  2,717         3,540
                                                                ----------    ----------
              Total other assets                                     8,336         9,498
                                                                ----------    ----------

Total assets                                                    $  188,194    $  187,999
                                                                ==========    ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------
                                                                                   September 30,
                                                                           ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                          1998             1997
                                                                           -----------     -----------
CURRENT LIABILITIES:
            Current installments of long-term debt (note 8)                $     6,367     $     4,994
            Note payable to banks (note 7)                                      11,352          32,685
            Accounts payable                                                    15,120          15,049
            Checks outstanding in excess of cash balances                        2,145               7
            Customer prepayments                                                 6,934           7,718
            Accrued expenses (note 6)                                           14,566          17,504
            Deferred income                                                      1,013             563
            Accrued income taxes                                                   374             224
                                                                           -----------     -----------
              Total current liabilities                                         57,871          78,744

LONG-TERM DEBT, LESS CURRENT INSTALLMENTS (NOTE 8)                              59,903          45,368
                                                                           -----------     -----------

Total liabilities                                                              117,774         124,112
                                                                           -----------     -----------

STOCKHOLDERS' EQUITY:
            Common stock, $.01 par value:
              Authorized, 40,000,000 shares; issued and
              outstanding, 9,640,268 shares and, 9,670,268 respectively             96              97
            Additional paid-in capital                                           1,737           2,188
            Retained earnings                                                   68,930          62,082
            Foreign currency translation adjustment                               (343)           (480)
                                                                           -----------     -----------
              Total stockholders' equity                                        70,420          63,887
                                                                           -----------     -----------

COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)

Total liabilities and stockholders' equity                                 $   188,194     $   187,999
                                                                           ===========     ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT SHARES AND EARNINGS PER SHARE)

-------------------------------------------------------------------------------------------------
                                                              Years ended September 30,
                                                  -----------------------------------------------
                                                      1998              1997              1996
                                                  -----------       -----------       -----------
Net sales                                         $   322,122       $   318,212       $   280,152
Cost of sales                                         234,959           232,565           200,378
                                                  -----------       -----------       -----------
            Gross profit                               87,163            85,647            79,774

Selling, general and administrative expenses           74,003            69,034            61,239
                                                  -----------       -----------       -----------
            Operating income                           13,160            16,613            18,535

Other income (expense):
            Other income (note 11)                      3,384             3,186             3,248
            Interest expense                           (6,246)           (6,229)           (5,935)
                                                  -----------       -----------       -----------
              Earnings before income taxes             10,298            13,570            15,848

Income tax expense (note 10)                            3,450             6,000             6,100
                                                  -----------       -----------       -----------

Net earnings                                      $     6,848       $     7,570       $     9,748
                                                  ===========       ===========       ===========

Earnings per share                                $       .71       $       .78       $      1.01
                                                  ===========       ===========       ===========

Weighted average common shares outstanding          9,660,152         9,683,341         9,671,932
                                                  ===========       ===========       ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                                        Foreign
                                            Common Stock             Additional                         currency          Total
                                     --------------------------        paid-in          Retained      translation      stockholders'
                                       Shares          Amount          capital          earnings       adjustment         equity
                                     ---------       ----------      ----------         ----------      ----------       ----------
Balances at September 30, 1995       9,595,768       $       96       $      --       $   44,764      $       13       $   44,873

Issuance of shares for Soil
Teq's minority interest                100,000                1           2,699               --              --            2,700

Net earnings                                --               --              --            9,748              --            9,748

Foreign currency translation
adjustment                                  --               --              --               --              22               22
                                     ---------       ----------       ---------       ----------      ----------       ----------

Balances at September 30, 1996       9,695,768               97           2,699           54,512              35           57,343

Purchases and retirement of
previously issued shares               (25,500)              --            (511)              --              --             (511)

Net earnings                                --               --              --            7,570              --            7,570

Foreign currency translation
adjustment                                  --               --              --               --            (515)            (515)
                                     ---------       ----------       ---------       ----------      ----------       ----------

Balances at September 30, 1997       9,670,268               97           2,188           62,082            (480)          63,887

PURCHASES AND RETIREMENT
OF PREVIOUSLY ISSUED SHARES            (30,000)              (1)           (451)              --              --             (452)

NET EARNINGS                                --               --              --            6,848              --            6,848

FOREIGN CURRENCY TRANSLATION
ADJUSTMENT                                  --               --              --               --             137              137
                                     ---------       ----------       ---------       ----------      ----------       ----------

BALANCES AT SEPTEMBER 30, 1998       9,640,268       $       96       $   1,737       $   68,930      $     (343)      $   70,420
                                     =========       ==========       =========       ==========      ==========       ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------
                                                                    Years ended September 30,
                                                             --------------------------------------
                                                               1998           1997           1996
                                                             --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                             $  6,848       $  7,570       $  9,748

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH
    PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Depreciation and amortization                               8,330          8,259          8,015
    Gain on sale of equipment                                    (151)            (5)          (130)
    Decrease (increase) in deferred income tax benefits           550            (19)        (1,160)
    Changes in operating assets and liabilities,
      net of effects of acquisition:
        Accounts receivable                                       229           (827)          (928)
        Notes receivable                                       (1,373)          (964)         1,727
        Inventories                                            (1,857)         2,417        (26,475)
        Other current assets                                      264           (311)          (139)
        Accounts payable                                           71          2,404         (6,158)
        Customer prepayments and deferred income                 (334)         1,856          1,832
        Accrued expenses                                       (2,938)          (682)         2,433
        Income taxes                                              150         (1,944)           (54)
                                                             --------       --------       --------
    Cash provided by (used in) operating activities             9,789         17,754        (11,289)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Retirement of short-term investments
      for industrial revenue bond                                 722             --             --
    Purchase of property and equipment                         (3,969)        (7,407)       (10,022)
    Increase in rental equipment                               (2,906)        (3,517)        (1,308)
    Proceeds from sale of equipment                               132             19            218
    Decrease in other assets                                     (166)           (85)        (1,397)
                                                             --------       --------       --------
    Cash used in investing activities                          (6,187)       (10,990)       (12,509)


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------------
                                                                   Years ended September 30,
                                                           -----------------------------------------
                                                              1998            1997            1996
                                                           ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in checks outstanding in
      excess of cash balances                              $   2,138       $    (286)      $  (2,330)
    Proceeds from notes payable - banks                      155,150          78,900          71,180
    Repayments on notes payable - banks                     (176,483)        (88,950)        (41,180)
    Proceeds from long-term borrowings                        29,750          42,975          67,100
    Repayments of long-term borrowings                       (13,842)        (38,377)        (70,994)
    Purchase of common stock                                    (452)           (511)             --
                                                           ---------       ---------       ---------
      Cash (used in) provided by financing activities         (3,739)         (6,249)         23,776

    Foreign currency translation adjustment                      137            (515)             22
                                                           ---------       ---------       ---------

    Net change in cash                                            --              --              --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    --              --              --
                                                           ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                   $      --       $      --       $      --
                                                           =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                             $   6,184       $   6,204       $   5,100
      Income taxes                                             2,744           7,900           7,209


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

            The Company entered into capital leases for computer equipment that aggregated to $789 and $141 during the periods ended September 30, 1998 and 1997, respectively.


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


INTANGIBLE AND OTHER ASSETS
            Intangible and other assets, net of accumulated amortization, consists of the following:

                                                                                September 30,
                                                                              1998        1997
                                                                             ------      ------
Excess of purchase price over fair market value of net assets purchased      $1,355      $1,928
Non compete agreements                                                          224         320
Deferred financing costs                                                        253         326
Manufacturing and marketing rights                                              672         874
Other                                                                           213          92
                                                                             ------      ------
Total intangible and other assets                                            $2,717      $3,540
                                                                             ======      ======

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

RESEARCH AND DEVELOPMENT EXPENDITURES
            The Company's research and development expenditures are expensed as incurred and totaled $10,846, $9,361 and $7,208 for fiscal 1998, 1997 and 1996, respectively.

INCOME TAXES
            The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

EARNINGS PER SHARE
            Earnings per common share are computed based upon the weighted average number of common shares outstanding during the respective years. The Company has no dilutive-potential common stock equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


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

PROFIT SHARING PLAN
            The Company made contributions of $414, $3,171, and $4,778 to its profit sharing plan in fiscal 1998, 1997 and 1996, respectively.

STATEMENTS OF CASH FLOWS
            For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
            The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

NEW ACCOUNTING PRONOUNCEMENTS
            During fiscal 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." With the exception of SFAS No. 133, these standards are effective in fiscal 1999, and the adoption of the standards will have no impact on the Company's financial position, results of operations, or cash flows.
            SFAS No. 133 establishes new standards for recognizing all derivatives as either assets or liabilities and measuring those instruments at fair value. The Company will be required to adopt the new standard beginning with the first quarter of fiscal 2000; earlier application is permitted. The Company is currently in the process of evaluating the impact of this statement.

2.    INVENTORIES
            Inventories consist of the following:

                                        September 30,
                             -------------------------------
                                1998                  1997
                             ---------             ---------
Finished goods               $  49,317             $  46,278
Resale parts                    25,029                22,116
Work in process                  4,739                 7,542
Raw materials                   24,068                25,700
                             ---------             ---------
Total                          103,153               101,636
Less LIFO reserve              (12,006)              (12,454)
                             ---------             ---------
Total                           91,147                89,182
Used equipment                  10,604                10,712
                             ---------             ---------
Total inventories            $ 101,751             $  99,894
                             =========             =========

            If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $12,006 and $12,454 at September 30, 1998 and 1997, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


3.    PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consists of the following:

                                                           September 30,
                                                     ------------------------
                                                       1998            1997
                                                     --------        --------
Land                                                 $  1,369        $  1,225
Land improvements                                       3,807           3,647
Buildings and improvements                             24,977          24,270
Machinery and equipment                                20,322          19,413
Rental property                                         4,617           4,395
Rental equipment (note 4)                              11,896           8,990
Transportation equipment                                2,330           2,486
Office equipment and furniture                          3,765           3,577
Computer equipment                                     10,056           8,514
                                                     --------        --------
                                                       83,139          76,517
Less accumulated depreciation and amortization        (37,326)        (30,257)
                                                     --------        --------
Net property, plant and equipment                    $ 45,813        $ 46,260
                                                     ========        ========

4.    RENTAL EQUIPMENT
            The Company leases equipment to customers through operating leases, the majority of which are cancelable. The net investment in equipment leased to customers under operating leases is as follows:

                                                           September 30,
                                                     ------------------------
                                                       1998            1997
                                                     --------        --------
Rental equipment                                     $ 11,896        $  8,990
Less accumulated depreciation                          (3,442)         (2,307)
                                                     --------        --------
Net rental equipment                                 $  8,454        $  6,683
                                                     ========        ========

            Future minimum rentals receivable under non-cancelable operating leases at September 30, 1998 are as follows:

            Year ending September 30,                   Amount
            -------------------------                   ------
                      1999                               $ 497
                      2000                                 135
                      2001                                 107
                      2002                                 107
                                                         -----
                             Total                       $ 846
                                                         =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

5.    NOTES RECEIVABLE
            The Company provides financing to customers with notes receivable which bear interest between 8.0% to 13.0%. These notes are payable in installments over 1 to 5 years and are secured primarily with the equipment sold to the customer. Principal maturities of notes receivable are as follows:

            Year ending September 30,                   Amount
            -------------------------                   ------
                      1999                              $3,790
                      2000                               2,327
                      2001                               1,614
                      2002                               1,372
                      2003                                 283
                                                        ------
                             Total                      $9,386
                                                        ======

6.    ACCRUED EXPENSES
            Accrued expenses consist of the following:

                                           September 30,
                                    --------------------------
                                      1998               1997
                                    -------            -------
Compensation                        $ 5,966            $ 9,396
Warranty                              1,537              1,385
Taxes other than income               1,543              1,790
Insurance                             1,557              1,861
Interest                              1,816              1,755
Other                                 2,147              1,317
                                    -------            -------
            Total                   $14,566            $17,504
                                    =======            =======

7.    NOTE PAYABLE TO BANKS
            In June 1998, the Company refinanced its line of credit agreement with four banks. The Company is required to pay a commitment fee of 0.125 to
0.375 percent of the average daily unused portion of the line of credit. The amended agreement requires the Company to maintain a tangible net worth of $47.5 million plus 75% of each fiscal year's net earnings, certain working capital, net worth and debt to net worth ratios as well as limits the amount of capital expenditures, distributions and indebtedness.
            The new line of credit agreements allow aggregate borrowings up to $75 million, of which $30 million is due in June 1999 and $45 million is payable in May 2000. As of September 30, 1998, $7,650 was outstanding compared to $44,500 in the prior year. The weighted average interest rate on short-term borrowings outstanding was 8.0% as of September 30, 1998.
            The Company's European subsidiary utilizes a portion of Ag-Chem line of credit agreement. Borrowings outstanding of the subsidiary under this agreement were $3,185. The subsidiary also has its own line of credit with a bank. The agreement allows aggregate borrowings up to 2.8 million Dutch Guilders (approximately $1,500) which expires on January 31, 1999. There were $517 of borrowings outstanding under this agreement at September 30, 1998. Borrowings under this line of credit bear interest at the Dutch prime rate plus 0.85 percent and are secured by substantially all of the subsidiary's assets which aggregate approximately $9,162.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


8.    LONG-TERM DEBT
      Long-term debt consists of the following:

                                                                                  September 30,
                                                                              --------------------
                                                                                1998         1997
                                                                              -------      -------
Industrial revenue bonds with the City of Jackson, MN payable in varying annual amounts beginning in November 1998 through 2007 with interest
  from 4.5% to 6.0 %                                                          $ 6,065      $ 6,065
Note payable under line of credit with four banks with interest at the
  banks' reference rate due May 2000 (see note 7)                              34,850       15,000
Note payable in five annual installments of $3 million commencing in
  April 1997 with interest payable semiannually at 6.83%                        9,000       12,000
Note payable in seven annual installments of $2,143 commencing in
  April 1999 with interest payable semiannually at 7.25%                       15,000       15,000
Notes payable to former owner of European distributorship with interest
  at 6 percent due October 1997                                                    --        1,480
Miscellaneous notes payable                                                     1,355          817
                                                                              -------      -------
Total long-term debt                                                           66,270       50,362
Less current installments                                                       6,367        4,994
                                                                              -------      -------
Long-term debt, less current installments                                     $59,903      $45,368
                                                                              =======      =======

            Scheduled annual maturities of long-term debt are as follows:

            Year ending September 30,                   Amount
            -------------------------                  -------
                      1999                             $ 6,367
                      2000                              40,836
                      2001                               5,918
                      2002                               2,708
                      2003                               2,726
                      Thereafter                         7,715
                                                       -------
                             Total                     $66,270
                                                       =======

            Industrial revenue bonds are secured by a mortgage on a manufacturing plant in Jackson, Minnesota and a security interest in equipment purchased with bond proceeds. The industrial revenue bonds are payable in escalating yearly installments commencing December 1, 1998 through December 1, 2007 of $480 to $765, respectively. The bonds bear interest which escalates from
4.5 percent for the December 1, 1998 installment to 6.0 percent for the December 1, 2007 installment. Under the terms of the agreement, the Company is required to meet certain debt covenants. These bonds were refinanced on November 19, 1997.
            Both $15,000 notes payable contain certain restrictive covenants as to additional borrowings and requires the Company to maintain certain financial ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


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

            The carrying amount and estimated fair values of the Company's financial instruments at September 30, 1998 and 1997 are summarized as follows:

                                         1998                    1997
                                   -----------------       ------------------
                                  CARRYING    ESTIMATED   Carrying    Estimated
                                   AMOUNT    FAIR VALUE    Amount    Fair Value
                                   ------      ------      ------      ------
Accounts receivable, net          $23,499     $23,499     $23,728     $23,728
Notes receivable and accrued
  interest receivable               9,774       9,843       8,401       8,542
Bond funds                             23          23         745         745
Accounts payable                   15,120      15,120      15,049      15,049
Checks outstanding in
  excess of cash balances           2,145       2,145           7           7
Accrued expenses                   14,566      14,566      17,504      17,504
Long-term debt                     66,270      67,487      50,362      50,693
Note payable to banks              11,352      11,352      32,685      32,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


            The Company from time to time selectively uses derivative instruments to reduce financial risk of interest rates and foreign currency. Interest rate swap and foreign exchange agreements are made with highly rated financial institutions. The Company has exposure associated with derivative agreements to the extent these agreements have positive value. The Company does not have a significant concentration of risk with any single party. As of September 30, 1998, the Company's Dutch subsidiary has a foreign currency exchange contract with a nominal amount of $1,350 to hedge certain dollar denominated payments to its parent in the first quarter of fiscal 2000. The fair value of such agreements are not material to the Company's consolidated financial position or results of operations.

10.   INCOME TAXES
            The provision for income tax expense (benefit) consists of the following:

                                Federal              State               Total
                                -------             -------             -------
1998
CURRENT                         $ 2,750             $   550             $ 3,300
DEFERRED                            125                  25                 150
                                -------             -------             -------
TOTAL                           $ 2,875             $   575             $ 3,450
                                =======             =======             =======
1997
Current                         $ 5,019             $ 1,000             $ 6,019
Deferred                            (15)                 (4)                (19)
                                -------             -------             -------
Total                           $ 5,004             $   996             $ 6,000
                                =======             =======             =======
1996
Current                         $ 6,060             $ 1,200             $ 7,260
Deferred                         (1,000)               (160)             (1,160)
                                -------             -------             -------
Total                           $ 5,060             $ 1,040             $ 6,100
                                =======             =======             =======

            The actual tax expense for 1998, 1997 and 1996 differs from the "expected" tax expense for those years (computed by applying the United States federal corporate rate of 35 percent on earnings before income taxes) as follows:

                                              1998          1997          1996
                                            -------       -------       -------
Expected tax, at statutory rates            $ 3,604       $ 4,750       $ 5,546
State taxes, net of federal tax effect          374           650           676
(Decrease) increase in valuation allowance
  for deferred tax assets                       (50)          545          (310)
Tax benefit of foreign sales
  corporation                                  (135)          (90)         (140)
Goodwill, technology rights
  amortization                                  140           141           176
Research tax credit                            (500)         (200)           --
Other, net                                       17           204           152
                                            -------       -------       -------
Actual tax expense                          $ 3,450       $ 6,000       $ 6,100
                                            =======       =======       =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


            The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows:

                                                          1998             1997
                                                        -------         -------
Inventory                                               $ 2,449         $ 2,771
Accrued warranty                                            329             260
Accrued vacation                                            505             393
Deferred revenue                                            390             219
Subsidiary's net operating tax loss carryforward            450             850
Foreign subsidiary net operating loss
  carryforward                                              495             545
Intangibles                                                 239             242
Fixed assets                                                 40             212
Other                                                       389             338
                                                        -------         -------
  Gross deferred tax assets                               5,286           5,830

Research and development expenditures                      (200)           (144)
Other                                                      (101)           (101)
                                                        -------         -------
Gross deferred tax liabilities                             (301)           (245)
                                                        -------         -------

Valuation allowance                                        (985)         (1,035)
                                                        -------         -------
  Net deferred tax asset                                $ 4,000         $ 4,550
                                                        =======         =======

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                          1998             1997
                                                        -------         -------
Valuation allowance at beginning of year                $ 1,035         $   490
(Decrease) increase in valuation allowance                  (50)            545
                                                        -------         -------
Valuation allowance at end of year                      $   985         $ 1,035
                                                        =======         =======

            The valuation allowance is necessary due to uncertainty over the future utilization of the net operating loss carryforwards of Soil Teq and Ag-Chem Europe.

11.   OTHER INCOME
      Other income consists of the following:
                                                     Years ended September 30,
                                                   ----------------------------
                                                    1998       1997       1996
                                                   ------     ------     ------
Interest income and finance charges                $1,394     $  958     $1,000
Gain on sale of property, plant and equipment         151          5         96
Income from rental properties, net of expenses        778      1,337        217
Lawsuit award                                          --         --      1,026
Miscellaneous income                                1,061        886        909
                                                   ------     ------     ------
Total                                              $3,384     $3,186     $3,248
                                                   ======     ======     ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


12.   LEASES
            Rent expense under operating leases amounted to $900, $893 and $1,169 for offices, warehouses and equipment, and $1,823, $1,495, and $1,315 for autos and trucks in fiscal 1998, 1997 and 1996, respectively.
            The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non cancelable terms in excess of one year as of September 30, 1998. Commitments for autos and trucks have not been included since most of these leases are cancelable upon specified notice.

            Years ending September 30,                  Amount
            --------------------------                  ------
                      1999                              $  631
                      2000                                 450
                      2001                                 137
                      2002                                 113
                      2003                                 113
                      Thereafter                           717
                                                        ------
                             Total                      $2,161
                                                        ======

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

13.   COMMITMENTS AND CONTINGENT LIABILITIES
            The Company is involved in several legal actions at September 30, 1998, the ultimate settlement of which is not expected to have a material effect on the consolidated financial condition of the Company.

14.   RELATED PARTY TRANSACTIONS
            In fiscal 1998, 1997 and 1996, legal services in the amount of $344, $1,007 and $450, respectively, were provided by a law firm in which a director and stockholder of the Company is a partner.

15.   SEGMENT INFORMATION
            For fiscal 1998, 1997 and 1996 the members of a farming co-op accounted for 13.8%, 13.8% and 12.9% of net sales, respectively. Export sales were 11.4%, 14.2% and 10.7% of net sales in fiscal 1998, 1997 and 1996, respectively.
            The Company has a subsidiary in the Netherlands. This subsidiary had net sales of $17,622, $14,490 and $14,878 in fiscal 1998, 1997 and 1996, respectively. Foreign operating income (losses) for fiscal 1998, 1997 and 1996 were $136, ($1,556) and ($115), respectively. At September 30, 1998, 1997 and 1996, identifiable assets of the foreign subsidiary aggregated $9,162, $10,622 and $11,280, respectively. Foreign currency transaction gains or losses included in net earnings for fiscal 1998, 1997 and 1996 were not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1998, 1997 and 1996
AG-CHEMEQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

16.   SELECTED CONSOLIDATED FINANCIAL DATA - QUARTERLY (UNAUDITED)

                                                  NET EARNINGS   EARNINGS (LOSS)
                   NET SALES      GROSS PROFIT       (LOSS)         PER SHARE
                    --------        --------        --------         -------
   1998
1ST QUARTER         $ 62,537        $ 16,972        $ (1,095)        $  (.11)
2ND QUARTER          122,500          34,147           7,930             .82
3RD QUARTER           71,248          18,264            (474)           (.05)
4TH QUARTER           65,837          17,780             487             .05
                    --------        --------        --------         -------
      TOTAL         $322,122        $ 87,163        $  6,848         $   .71
                    ========        ========        ========         =======

   1997
1st Quarter         $ 56,290        $ 17,140        $    994         $   .10
2nd Quarter          130,618          34,772           8,287             .86
3rd Quarter           66,442          18,036              36             .00
4th Quarter           64,862          15,699          (1,747)           (.18)
                    --------        --------        --------         -------
      Total         $318,212        $ 85,647        $  7,570         $   .78
                    ========        ========        ========         =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There have been no changes in or disagreements with accountants for the Company which require reporting under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The information required by Item 10 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its fiscal 1998 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

            The information required by Item 11 is incorporated herein by reference to the section entitled "Executive Compensation" in the Company's proxy statement for its fiscal 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required in Item 12 is incorporated herein by reference to the section entitled "Principal Shareholders" in the Company's proxy statement for its fiscal 1998 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's proxy statement for its fiscal 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

FINANCIAL STATEMENTS

            The following consolidated financial statements of Ag-Chem Equipment Co., Inc. are included herein at the indicated page numbers under Part II, Item 8:
                                                                        Page No.
                                                                        --------

            Independent Auditors' Report                                     F-1

            Consolidated Balance Sheets as of September 30, 1998 and 1997    F-2

            Consolidated Statements of Earnings for the Fiscal Years
            Ended September 30, 1998, 1997 and 1996                          F-4

            Consolidated Statements of Stockholders' Equity for the
            Fiscal Years Ended September 30, 1998, 1997 and 1996             F-5

            Consolidated Statements of Cash Flows for the Fiscal Years
            Ended September 30, 1998, 1997 and 1996                          F-6

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

                                                                        Page No.
                                                                        --------

            Independent Auditors' Report                                    FS-1

            Schedule II - Valuation and Qualifying Accounts                 FS-2

Exhibits

Exhibit No                             TITLE
----------                             -----

3             Articles of incorporation and by-laws (1)

10.1 $45,000,000 Long Term Second Amended and Restated Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, First Chicago NBD Bank, Canada, as Canadian Lender, The First National Bank of Chicago, London as Lender, Harris Trust and Savings Bank, as Lender, Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A., as Lender, and Rabobank Netherlands, New York Branch, as Lender (2)

10.2 Second Amendment to Long Term Second Amended and Restated Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, Harris Trust and Savings Bank, as Lender, Rabobank Nederland, as Lender, dated July 14, 1998. (3)

10.3 $30,000,000 Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, Harris Trust and Savings Bank, as Lender, Rabobank Nederland, as Lender, dated June 12, 1998. (3)

10.4          Long Term Amended and Restated Revolving Credit Notes (2)

10.5          Short Term Revolving Credit Notes (2)

10.6          Guaranty (Long Term) of Lor*Al Products, Inc. (2)

10.7          Guaranty (Long Term) of Ag-Chem Sales Co., Inc. (2)

10.8          Guaranty (Long Term) of Ag-Chem Equipment Co., International Corp.
              (2)

10.9          Guaranty (Long Term) of Ag-Chem Equipment Canada Ltd. (2)

10.10 Guaranty (Long Term) of Ag-Chem Manufacturing Co., Inc. (formerly Soil Teq, Inc.) (2)

10.11 Guaranty (Long Term) of Ag-Chem Europe, B.V. (formerly Kurstjens Terra-Gator, B.V.) (2)

10.12         Guaranty (Short Term) of Lor*Al Products, Inc. (2)

10.13         Guaranty (Short Term) of Ag-Chem Sales Co., Inc. (2)

10.14         Guaranty (Short Term) of Ag-Chem Equipment Co., International
              Corp. (2)

10.15         Guaranty (Short Term) of Ag-Chem Equipment Canada Ltd. (2)

10.16 Guaranty (Short Term) of Ag-Chem Manufacturing Co., Inc. (formerly Soil Teq, Inc.) (2)

10.17 Guaranty (Short Term) of Ag-Chem Europe, B.V. (formerly Kurstjens Terra-Gator, B.V.) (2)

11.1          Statement of Computation of Earnings per Share

21            Subsidiaries of the Company

27            Financial Data Schedule

(1) Incorporated by reference to the Company's September 30, 1994 Form 10/A.
(2) Incorporated by reference to the Company's June 30, 1997 Form 10Q.
(3) Incorporated by reference to the Company's June 30, 1998 Form 10Q.

REPORTS ON FORMS 8-K

            The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AG-CHEM EQUIPMENT CO., INC.
Dated: December 28, 1998

                                         By: /s/ Alvin E. McQuinn
                                            ------------------------------------
                                            Alvin E. McQuinn
                                            Its:  Chief Executive Officer

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

         Signature                                  Title                                    Date
         ---------                                  -----                                    ----
/s/ Alvin E. McQuinn         Chairman of the Board, Chief Executive Officer            December 28, 1998
---------------------------  (Principal Executive Officer), Director of Marketing
Alvin E. McQuinn                    and Director


/s/ Don Pottinger            President and Director                                    December 28, 1998
---------------------------
Don Pottinger


/s/ John C. Retherford       Senior Vice President, Chief Financial Officer            December 28, 1998
---------------------------  (Principal Financial and Accounting Officer),
John C. Retherford                  and Director


/s/ Robert L. Hoffman        Secretary and Director                                    December 28, 1998
---------------------------
Robert L. Hoffman


/s/ G. Waddy Garrett         Director                                                  December 28, 1998
---------------------------
G. Waddy Garrett


/s/ Mary M. Jetland          Senior Vice President Advanced Technology                 December 28, 1998
---------------------------  and Manufacturing and Director
Mary M. Jetland


/s/ A.J. (Al) Giese          Director                                                  December 28, 1998
---------------------------
A.J. (Al) Giese


/s/ Dewalt J. Willard, Jr.   Director                                                  December 28, 1998
---------------------------
Dewalt J. Willard, Jr.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.



Under date of November 12, 1998, we reported on the consolidated balance sheets of Ag-Chem Equipment Co., Inc. as of September 30, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                       KPMG Peat Marwick LLP



Minneapolis, Minnesota
November 12, 1998

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


----------------------------------------------------------------------------------------------------
                                                       Additions
                                      Balance at       charged to       Deductions        Balance at
                                     beginning of         costs            from            end of
Description                             period        and expenses       reserves          period
                                     ---------------------------------------------------------------
Allowances  for possible losses
   on accounts receivable:

Year ended September 30, 1998           $  576          $  300            ($146)(a)        $  730

Year ended September 30, 1997           $  393          $  381            ($198)(a)        $  576

Year ended September 30, 1996           $  334          $  188            ($129)(a)        $  393

Allowance for possible losses
   on accrued warranty:

Year ended September 30, 1998           $1,385          $4,530          ($4,378)(b)        $1,537

Year ended September 30, 1997           $1,132          $3,729          ($3,476)(b)        $1,385

Year ended September 30, 1996           $1,189          $2,010          ($2,067)(b)        $1,132



Notes:
            (a) Bad debt write-offs
            (b) Actual warranty claims