Form 10-Q
period 1998-12-31
AG-CHEM EQUIPMENT CO INC
filed 1999-02-08
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                              __X__ Yes   _____ No

         As of January 31, 1999, there were outstanding, 9,627,068 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I


ITEM 1.       FINANCIAL STATEMENTS.........................................    2

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS..............................................    9

                                     PART II

ITEM 1.       LEGAL PROCEEDINGS............................................   12

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.............................   12

SIGNATURES    .............................................................   13

EXHIBITS      .............................................................   14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
               (UNAUDITED)

----------------------------------------------------------------------------------------------

                                                                December 31,     September 30,
                         ASSETS                                    1998              1998
                         ------                                 -----------      ------------
CURRENT ASSETS:
      Accounts receivable, less allowance for
        doubtful accounts of $689 and $730, respectively        $   19,099        $   23,499
      Notes receivable, current portion, and
        accrued interest receivable                                  3,389             4,178
      Inventories (note 2)                                         119,451           101,751
      Deferred income tax benefits                                   4,148             4,000
      Prepaid expenses and other current assets                        819               617
                                                                ----------        ----------
         Total current assets                                      146,906           134,045
                                                                ----------        ----------

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $38,079 AND $37,326, RESPECTIVELY                 43,603            45,813

OTHER ASSETS:
      Notes receivable, long-term portion                            5,940             5,596
      Intangible and other assets, net of accumulated
         amortization of $3,659 and $3,404, respectively             2,342             2,740
                                                                ----------        ----------
         Total other assets                                          8,282             8,336
                                                                ----------        ----------

Total assets                                                    $  198,791        $  188,194
                                                                ==========        ==========


----------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
               (UNAUDITED)

----------------------------------------------------------------------------------------------------------------

                                                                              December 31,         September 30,
          LIABILITIES AND STOCKHOLDERS' EQUITY                                   1998                  1998
          ------------------------------------                                -----------          ------------
CURRENT LIABILITIES:
      Current installments of long-term debt                                  $     6,206          $     6,367
      Note payable to banks                                                        22,150               11,352
      Accounts payable                                                             17,451               15,120
      Checks outstanding in excess of cash balances                                 2,018                2,145
      Customer prepayments                                                          9,828                6,934
      Accrued expenses (note 3)                                                    10,888               14,566
      Deferred income                                                               1,093                1,013
      Accrued income taxes                                                             --                  374
                                                                              -----------          -----------
Total current liabilities                                                          69,634               57,871
                                                                              -----------          -----------


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                                          59,228               59,903
                                                                              -----------          -----------

Total liabilities                                                                 128,862              117,774
                                                                              -----------          -----------

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value
            Authorized, 40,000,000 shares; issued and
            outstanding, 9,627,068 and 9,640,268 shares, respectively                  96                   96
      Additional paid-in capital                                                    1,602                1,737
      Retained earnings                                                            68,574               68,930
      Accumulated other comprehensive income                                         (343)                (343)
                                                                              -----------          -----------
      Total stockholders' equity                                                   69,929               70,420
                                                                              -----------          -----------
Total liabilities and stockholders' equity                                    $   198,791          $   188,194
                                                                              ===========          ===========


----------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands except Per Share Amounts)
               (UNAUDITED)

---------------------------------------------------------------------------------

                                                  Three Months Ended December 31,
                                                       1998                1997
                                                    ----------         ----------
Net sales                                           $   53,529         $   62,537
Cost of sales                                           38,053             45,565
                                                    ----------         ----------
      Gross profit                                      15,476             16,972

Selling, general and administrative expenses            16,021             17,619
                                                    ----------         ----------
      Operating loss                                      (545)              (647)
                                                    ----------         ----------

Other income (expense):
      Other income                                       1,062                717
      Interest expense                                  (1,084)            (1,717)
                                                    ----------         ----------
         Earnings before income taxes                     (567)            (1,647)

Income tax benefit                                        (211)              (552)
                                                    ----------         ----------

Net loss                                            $     (356)        $   (1,095)
                                                    ==========         ==========

Loss per share                                      $    (0.04)        $    (0.11)
                                                    ==========         ==========


Weighted average common shares outstanding               9,639              9,670
                                                    ==========         ==========


---------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
               (UNAUDITED)

---------------------------------------------------------------------------------------------

                                                              Three Months ended December 31,
                                                              -------------------------------
                                                                  1998               1997
                                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                  $     (356)        $   (1,095)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY OPERATING ACTIVITIES:
      Depreciation and amortization                                 1,568              1,904
      Gain on sale of assets                                          (75)                (2)
      Increase in deferred income tax benefits                       (148)              (523)
      Changes in operating assets and liabilities:
           Accounts receivable                                      4,400              5,137
           Operating notes receivable                                 445               (535)
           Inventories                                            (17,700)           (14,463)
           Other current assets                                      (202)                43
           Accounts payable                                         2,331              3,373
           Customer prepayments and deferred income                 2,974              6,162
           Accrued expenses                                        (3,678)            (4,800)
           Income taxes                                              (374)              (224)
                                                               ----------         ----------
        Cash used in operating activities                         (10,815)            (5,023)
                                                               ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Retirement of short-term investments
        for industrial revenue bond                                    23                745
      Purchase of property, plant and equipment                      (343)            (1,682)
      Increase (decrease) in rental equipment                       1,207               (276)
      Proceeds from sale of equipment                                 110                  2
      Increase in other assets                                        118                 90
                                                               ----------         ----------
        Cash provided by (used in) investing activities             1,115             (1,121)
                                                               ----------         ----------


(CONTINUED ON NEXT PAGE)
---------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
               (UNAUDITED)

---------------------------------------------------------------------------------------------

                                                              Three Months ended December 31,
                                                              -------------------------------
                                                                  1998               1997
                                                               ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in checks outstanding in excess of
        cash balances                                                (127)                (7)
      Proceeds from notes payable - banks                          29,200             26,150
      Repayments of notes payable - banks                         (18,402)           (24,765)
      Proceeds from long-term borrowings                           60,000              6,250
      Repayments of long-term borrowings                          (60,836)            (1,151)
      Purchase of common stock                                       (135)               (46)
                                                               ----------         ----------
        Cash provided by financing activities                       9,700              6,431
                                                               ----------         ----------

      Foreign currency translation adjustment                          --                 --
                                                               ----------         ----------

      Increase in cash                                                 --                287
      Cash at beginning of period                                      --                 --
                                                               ----------         ----------
      Cash at end of period                                    $       --         $      287
                                                               ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                               $    1,878         $    1,717
        Income taxes                                           $      400         $      223


---------------------------------------------------------------------------------------------


SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
               (UNAUDITED)
--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1998 included in the Company's annual report on Form 10-K. Results of the interim periods are not necessarily indicative of the results for an entire year.


(2)      INVENTORIES

         Inventories consist of the following:

                                  December 31,        September 30,
                                      1998                1998
                                  -----------         ------------

         Finished goods           $    64,777         $    49,317
         Resale parts                  25,860              25,029
         Work in process                2,225               4,739
         Raw materials                 25,758              24,068
                                  -----------         -----------
           Total                      118,620             103,153
         Less LIFO reserve            (12,225)            (12,006)
                                  -----------         -----------
           Total                      106,395              91,147
         Used equipment                13,056              10,604
                                  -----------         -----------
         Total inventories        $   119,451         $   101,751
                                  ===========         ===========

         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, inventories would have been higher by $12,225 at December 31, 1998 and $12,006 at September 30, 1998.


(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                       December 31,     September 30,
                                           1998             1998
                                       -----------      ------------

         Compensation                   $   4,255        $   5,966
         Warranty                           1,471            1,537
         Taxes other than income            1,062            1,543
         Insurance                          1,716            1,557
         Interest                           1,022            1,816
         Other                              1,362            2,147
                                        ---------        ---------
              Total                     $  10,888        $  14,566
                                        =========        =========

(4)      COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," effective October 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners. The following table summarizes total comprehensive income for the periods presented:

                                                 Three months ended December 31,
                                                 -------------------------------
                                                             1998        1997
                                                          ---------    ---------

         Net loss                                         $   (356)    $ (1,095)
         Other comprehensive income (loss):
              Foreign currency translation adjustment           --           --
                                                          --------     --------

         Total comprehensive income (loss)                $   (356)    $ (1,095)
                                                          ========     ========


(5)      SUBSEQUENT EVENT

         On February 3, 1999, the Company and New Holland NV (NYSE: NH) announced the formation of a joint venture, Ag-Chem / New Holland LLC. This joint venture will manufacture and distribute selected models of self-propelled post-emergence sprayers. Each joint venture partner owns a 50% interest and will equally share responsibility for its management. The Company expects the joint venture to begin to generate sales during the fourth quarter of the Company's fiscal year.

5. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS
           (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1997

         Consolidated net sales decreased by $9,008 or 14.4% in the three-month period ended December 31, 1998 from the three-month period ended December 31, 1997. The decrease was primarily the result of decreases in pre-emergence and post-emergence equipment unit shipments. Softening of the agricultural markets primarily caused the decrease in unit shipments. The farming economy has suffered as a result of low commodity prices, which has decreased the demand for equipment. The Company expects competition to continue to be a factor and is uncertain about the impact on future net sales. Additionally, the farm supply industry is experiencing consolidation which has reduced capital purchases, with a resulting decrease in the demand for equipment in the short-term. The Company anticipates that once the consolidation slows, customers will resume capital purchases at a level comparable to prior periods. The Company expects consolidated net sales during the remainder of the fiscal year ending September 30, 1999 to continue to be less than the prior fiscal year due to the factors described above. The changes and factors described above are quantified as follows:

         * Post-emergence equipment net sales decreased $4,248 or 27.7% during the three months ended December 31, 1998 as compared to the prior-year period. As a result, net sales of post-emergence equipment represented 20.8% and 24.6% of net sales during the three-month periods ended December 31, 1998 and 1997, respectively.

         * Pre-emergence equipment net sales decreased $3,634 or 12.7% during the three months ended December 31, 1998 as compared to the prior-year period. As a result, net sales of pre-emergence equipment represented 46.6% and 45.7% of net sales during the three-month periods ended December 31, 1998 and 1997, respectively.

         * Net sales of other product lines decreased $1,125 or 6.1% during the three months ended December 31, 1998 as compared to the prior-year period. As a result, net sales of other product lines represented 32.6% and 29.7% of net sales during the three-month periods ended December 31, 1998 and 1997, respectively.

         Consolidated gross profit for the three-month period ended December 31, 1998 decreased $1,496 or 8.8% as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 28.9% and 27.1% for the three-month periods ended December 31, 1998 and 1997, respectively. The increase in gross profit as a percentage of net sales was primarily the result of changes in product mix. Additionally, gross profit as a percentage of net sales was negatively impacted in the prior-year period by warranty experience related to older model equipment. The Company has made efforts to reduce warranty expense through improved designs on newer models. Warranty expense for the three-month period ended December 31, 1998 was significantly lower as compared to the prior-year period. The Company expects this trend to continue for the remainder of the fiscal year. Also during the prior-year period, gross profit as a percentage of net sales was negatively impacted by higher product costs due to start-up expenditures in the first quarter on the Company's new model 8103 Terragator. As expected, margins improved on the new model 8103 after the second and third quarters. Such improved margins were due to the completion of the start-up expenditures and pricing changes. The start-up costs associated with the introduction of additional new models may negatively impact margins later in fiscal 1999. The Company estimates that the net impact of these factors will continue to hold margins relatively stable for fiscal 1999, depending on sales and product mix.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $1,598 or 9.1% in the three-month period ended December 31, 1998 as compared to the prior-year period. Compensation, employee benefits and employee-related expenses decreased 7.2% or $814. The largest single factor contributing to this decrease was a decrease in commission expense, which is directly related to net sales. Moreover, during the three months ended December 31, 1998, the Company initiated efforts to contain S,G&A expenses through employment reductions and other cost control efforts. All other S,G&A expenses decreased by 12.5% or $784. S,G&A expenses as a percent of net sales were 29.9% and 28.2% in the three-month periods ended December 31, 1998 and 1997, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of sales compared to previous periods depending on sales during the remainder of fiscal 1999.

         As a result of the above, operating loss was $545 and $647 in the three-month periods ended December 31, 1998 and 1997, respectively.

         Other income increased 48.1% to $1,062 in the three-month period ended December 31, 1998 as compared to the prior-year three-month period.

         Interest expense decreased 36.9% to $1,084 in the three-month period ended December 31, 1998 as compared to the prior-year three-month period. While the Company expects interest expense to decrease due to net repayments of notes payable in future periods, such decreases are not expected to be as large as that experienced in the three-month period ended December 31, 1998.

         The effective tax benefit rate in the three-month periods ended December 31, 1998 and 1997 was 37.2% and 33.5%, respectively.

         As a result of the above, the net loss was $356 and $1,095 in the three-month periods ended December 31, 1998 and 1997, respectively. Loss per share was $.04 and $.11 for such periods.


LIQUIDITY AND FINANCIAL POSITION - THREE-MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1997

         Net cash used in operating activities increased to $10,815 in the three-month period ended December 31, 1998, compared to $5,023 in the three-month period ended December 31, 1997. The major reason for this change was an increase in cash used in operating assets and liabilities to $11,804 from $5,307 in the three-month periods ended December 31, 1998 and 1997, respectively. Inventories, together with increased accounts payable balances, used cash of $15,369 compared to $11,090 during the three months ended December 31, 1998 and 1997, respectively. Inventories increased to $119,451 at December 31, 1998 from $101,751 at September 30, 1998 because the number of incoming orders decreased more than the Company's reduction of its production schedule. The Company normally experiences the highest sales levels in the second quarter of the fiscal year. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt. Accounts receivable and inventory turnover have remained relatively stable in recent periods, and have not significantly affected liquidity.

         Cash provided by investing activities in the three-month period ended December 31, 1998 was $1,115 compared to cash used of $1,121 in the prior-year period. This increase in cash provided was primarily due to higher prior-year investments in property, plant and equipment to support the Company's growth. Additionally, the Company rented less equipment to customers during the period ended December 31, 1998, requiring a smaller additional investment.

         Cash provided by financing activities was $9,700 in the three-month period ended December 31, 1998, compared to $6,431 in the prior-year period. The increase in cash provided by financing activities was primarily the result of the net proceeds of notes payable and long-term borrowings of $9,962 during the three-month period ended December 31, 1998, compared to $6,484 during the three-month period ended December 31, 1997. This increase in net proceeds is primarily due to increased working capital requirements as compared to the prior year, when working capital was generated through the reduction of higher inventory levels.

         Working capital at December 31, 1998 was $77,300. As of December 31, 1998 the Company had $18,400 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

         The terms of the Company's amended credit line agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $47,500 plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company does not anticipate any difficulty in meeting these covenants.

MARKET RISK MANAGEMENT

         The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in the Company's earnings and cash flows. The Company's risk to interest rate and foreign currency exchange rate fluctuations has not materially changed since September 30, 1998.

IMPACT OF YEAR 2000

         The Company is currently engaged in a comprehensive review of its computer systems to identify those systems that will be affected by the Year 2000 problem. The Company expects that its core applications and systems will be compliant by the second quarter of fiscal 1999. The Company estimates that the expenses incurred to-date in fiscal 1999 to address Year 2000 issues were approximately $25. The Company estimates that it will incur approximately $275 of additional expense to complete its remediation plans required for its Information Technology systems, which includes systems software costs and consulting fees.

FORWARD-LOOKING STATEMENTS

         Certain information included in this Report is "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects," "should," and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This includes factors that affect all businesses, as well as matters specific to the Company and markets it serves. A more complete discussion of such factors is included in the Company's Form 10-K for the year-ended September 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 on file with the Securities and Exchange Commission. During the quarter ended December 31, 1998, the Company was not a party to any newly initiated material legal proceedings and there have been no material developments during such period to existing legal proceedings.


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




                                    AG-CHEM EQUIPMENT CO., INC.



Date: February 5, 1999                   By:  /s/ Alvin E. McQuinn
                                              ----------------------------------
                                         Alvin E. McQuinn
                                         Its:  Chief Executive Officer




Date: February 5, 1999                   By:  /s/ John C. Retherford
                                              ----------------------------------
                                         John C. Retherford
                                         Its: Chief Financial Officer