Form 10-Q
period 1999-03-31
AG-CHEM EQUIPMENT CO INC
filed 1999-05-14
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                              __X__   Yes _____ No

            As of April 30, 1999 there were outstanding, 9,603,368 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.    INTERIM CONSOLIDATED FINANCIAL
             STATEMENTS....................................................    2
           NOTES TO INTERIM CONSOLIDATED FINANCIAL
             STATEMENTS....................................................    7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS.................................................    9

                                   PART II

ITEM 1.    LEGAL PROCEEDINGS...............................................   15
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K................................   15

SIGNATURES ................................................................   16

EXHIBITS   ................................................................   17

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

-------------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
                                                                 March 31,          September 30,
                       ASSETS                                      1999                 1998
                       ------                                  -----------          -------------
CURRENT ASSETS:
      Accounts receivable, less allowance for
        doubtful accounts of $815 and $730, respectively         $ 27,816             $ 23,499
      Notes receivable, current portion, and
        accrued interest receivable                                 5,206                4,178
      Inventories (note 2)                                        102,777              101,751
      Deferred income tax benefits                                  3,900                4,000
      Prepaid expenses and other current assets                       440                  617
                                                                 --------             --------
         Total current assets                                     140,139              134,045
                                                                 --------             --------

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $38,532 AND $37,326, RESPECTIVELY                44,078               45,813

OTHER ASSETS:
      Notes receivable, long-term portion                           5,659                5,596
      Intangible and other assets, net of accumulated
         amortization of $3,889 and $3,404, respectively            2,189                2,740
                                                                 --------             --------
         Total other assets                                         7,848                8,336
                                                                 --------             --------

Total assets                                                     $192,065             $188,194
                                                                 ========             ========


--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands except Per Share Amounts)

--------------------------------------------------------------------------------------------------------------
                                                                           (UNAUDITED)
                                                                             March 31,           September 30,
      LIABILITIES AND STOCKHOLDERS' EQUITY                                     1999                   1998
      ------------------------------------                                  -----------          -------------
CURRENT LIABILITIES:
      Current installments of long-term debt                                 $   6,198             $   6,367
      Note payable to banks                                                      3,615                11,352
      Accounts payable                                                          17,272                15,120
      Checks outstanding in excess of cash balances                                324                 2,145
      Customer prepayments                                                       7,491                 6,934
      Accrued expenses (note 3)                                                 15,332                14,566
      Deferred income                                                            1,796                 1,013
      Accrued income taxes                                                       3,916                   374
                                                                             ---------             ---------
Total current liabilities                                                       55,944                57,871
                                                                             ---------             ---------


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                                       58,806                59,903
                                                                             ---------             ---------

Total liabilities                                                              114,750               117,774
                                                                             ---------             ---------

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value
            Authorized, 40,000,000 shares; issued and
            outstanding, 9,627,068 and 9,640,268 shares, respectively               96                    96
      Additional paid-in capital                                                 1,466                 1,737
      Retained earnings                                                         76,079                68,930
      Accumulated other comprehensive income                                      (326)                 (343)
                                                                             ---------             ---------
      Total stockholders' equity                                                77,315                70,420
                                                                             ---------             ---------
Total liabilities and stockholders' equity                                   $ 192,065             $ 188,194
                                                                             =========             =========


--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands except Per Share Amounts)

           (UNAUDITED)
------------------------------------------------------------------------------------------------------------

                                                Three Months Ended March 31,      Six Months Ended March 31,
                                                ----------------------------      --------------------------
                                                    1999           1998               1999         1998
                                                  ---------     ---------          ---------     ---------
Net sales                                         $ 110,995     $ 122,500          $ 164,657     $ 185,037
Cost of sales                                        80,089        88,353            118,141       133,918
                                                  ---------     ---------          ---------     ---------
      Gross profit                                   30,906        34,147             46,516        51,119

Selling, general and administrative expenses         18,803        20,549             34,824        38,168
                                                  ---------     ---------          ---------     ---------
      Operating income                               12,103        13,598             11,692        12,951
                                                  ---------     ---------          ---------     ---------

Other income (expense):
      Other income                                    1,044           715              1,972         1,432
      Interest expense                               (1,411)       (1,508)            (2,496)       (3,225)
                                                  ---------     ---------          ---------     ---------
         Earnings before income taxes                11,736        12,805             11,168        11,158

Income tax expense                                    4,231         4,875              4,020         4,323
                                                  ---------     ---------          ---------     ---------

Net earnings                                      $   7,505     $   7,930          $   7,148     $   6,835
                                                  =========     =========          =========     =========

Basic and diluted earnings per
      share                                       $    0.78     $    0.82          $    0.74     $    0.71
                                                  =========     =========          =========     =========

Weighted average common shares outstanding            9,626         9,667              9,633         9,668
                                                  =========     =========          =========     =========


--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
--------------------------------------------------------------------------------------------

                                                                  Six Months ended March 31,
                                                                  --------------------------
                                                                       1999         1998
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                    $  7,148     $  6,835

Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                                     2,662        4,126
      Gain on sale of assets                                             (163)         (21)
      Increase (decrease) in deferred income tax benefits                 100         (523)
      Changes in operating assets and liabilities:
           Accounts receivable                                         (4,317)      (7,248)
           Operating notes receivable                                  (1,091)      (1,127)
           Inventories                                                 (1,026)       7,988
           Other current assets                                           177          278
           Accounts payable                                             2,152        4,843
           Customer prepayments and deferred income                     1,340        2,014
           Accrued expenses                                               766         (778)
           Income taxes                                                 3,542        4,319
                                                                     --------     --------
        Cash provided by operating activities                          11,290       20,706
                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Retirement of short-term investments
        for industrial revenue bond                                        --          745
      Purchase of property, plant and equipment                          (801)      (2,180)
      Decrease (increase) in rental equipment                             556       (4,037)
      Proceeds from sale of equipment                                     198           26
      Increase in other assets                                           (165)         (26)
                                                                     --------     --------
        Cash used in investing activities                                (212)      (5,472)
                                                                     --------     --------


(CONTINUED ON NEXT PAGE)

--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
--------------------------------------------------------------------------------------

                                                            Six months ended March 31,
                                                            --------------------------
                                                               1999           1998
                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in checks outstanding in excess of
        cash balances                                          (1,821)            (7)
      Proceeds from notes payable - banks                      49,850         50,800
      Repayments of notes payable - banks                     (57,587)       (59,462)
      Proceeds from long-term borrowings                       90,000         11,480
      Repayments of long-term borrowings                      (91,266)       (15,491)
      Purchase of common stock                                   (271)           (46)
                                                             --------       --------
        Cash used in financing activities                     (11,095)       (12,726)
                                                             --------       --------

      Foreign currency translation adjustment                      17           (107)
                                                             --------       --------

      Increase in cash                                             --          2,401
      Cash at beginning of period                                  --             --
                                                             --------       --------
      Cash at end of period                                  $     --       $  2,401
                                                             ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Cash paid during the period for:
        Interest                                             $  1,878       $  3,225
        Income taxes                                         $    483       $    323


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


(2)      INVENTORIES

         Inventories consist of the following:

                               March 31,         September 30,
                                 1999                1998
                               ---------         -------------
         Finished goods       $  46,009            $  49,317
         Resale parts            26,946               25,029
         Work in process          4,711                4,739
         Raw materials           26,305               24,068
                              ---------            ---------
           Total                103,971              103,153
         Less LIFO reserve      (12,445)             (12,006)
                              ---------            ---------
           Total                 91,526               91,147
         Used equipment          11,251               10,604
                              ---------            ---------
         Total inventories    $ 102,777            $ 101,751
                              =========            =========

         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, net earnings would have been higher by $439 and $737 for the six-month periods ended March 31, 1999 and 1998, respectively.

(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                          March 31,          September 30,
                                            1999                 1998
                                          ---------          -------------
         Compensation                      $ 6,063              $ 5,966
         Warranty                            1,426                1,537
         Taxes other than income             2,532                1,543
         Insurance                           1,734                1,557
         Interest                            1,443                1,816
         Other                               2,134                2,147
                                             -----                -----
              Total                        $15,332              $14,566
                                           =======              =======

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

                                     Three Months Ended March 31,    Six Months Ended March 31,
                                     ----------------------------    --------------------------
                                          1999          1998              1999          1998
                                        -------       -------           -------        -------
Net earnings                            $ 7,505       $ 7,930           $ 7,148        $ 6,835
Other comprehensive income:
     Foreign currency translation
        adjustment                           17          (107)               17           (107)
                                        -------       -------           -------        -------
Total comprehensive income              $ 7,522       $ 7,823           $ 7,165        $ 6,728
                                        =======       =======           =======        =======


(5)      COMPUTATION OF EARNINGS PER SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                     Three Months Ended March 31,    Six Months Ended March 31,
                                     ---------------------------     --------------------------
                                          1999          1998              1999          1998
                                        -------       -------           -------        -------
Weighted average shares
      outstanding, basic and diluted       9,626         9,667             9,633       9,668
                                       =========     =========          ========      ======
Net earnings                           $   7,505     $   7,930          $  7,148      $6,835
                                       =========     =========          ========      ======
Earnings per common share,
      basic and diluted                $    0.78     $    0.82          $   0.74      $ 0.71
                                       =========     =========          ========      ======


The Company has no potentially dilutive common shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1998

         Consolidated net sales decreased by $11,505 or 9.4% in the three-month period ended March 31, 1999 from the three-month period ended March 31, 1998. The decrease was primarily the result of decreases in pre-emergence and post-emergence equipment unit shipments. Low commodity prices caused a softening in the agricultural markets. Also, better than expected weather conditions allowed the Company's customers to have a longer and easier spring application season. These factors were the primary causes of the decrease in unit shipments. The Company expects competition to continue to be an issue and is uncertain about the impact on future net sales. Additionally, the farm supply industry is experiencing consolidation which has reduced capital purchases, with a resulting decrease in the demand for equipment in the short-term. The Company anticipates that once the consolidation slows, customers will resume capital purchases at a level comparable to prior periods. The Company expects consolidated net sales during the remainder of the fiscal year ending September 30, 1999 to continue to be less than the prior fiscal year due to the factors described above. The changes and factors described above are quantified as follows:

         * Post-emergence equipment net sales decreased $4,123 or 11.7% during the three months ended March 31, 1999 as compared to the prior-year period. As a result, net sales of post-emergence equipment represented 27.9% and 28.6% of net sales during the three-month periods ended March 31, 1999 and 1998, respectively.

         * Pre-emergence equipment net sales decreased $7,061 or 13.8% during the three months ended March 31, 1999 as compared to the prior-year period. As a result, net sales of pre-emergence equipment represented 39.6% and 41.7% of net sales during the three-month periods ended March 31, 1999 and 1998, respectively.

         * Net sales of other product lines decreased $321 or 0.9% during the three months ended March 31, 1999 as compared to the prior-year period. Consequently, net sales of other product lines represented 32.5% and 29.7% of net sales during the three-month periods ended March 31, 1999 and 1998, respectively.

         Consolidated gross profit for the three-month period ended March 31, 1999 decreased $3,241 or 9.5% as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 27.8% and 27.9% for the three-month periods ended March 31, 1999 and 1998, respectively. Several offsetting factors contributed to the stable gross profit as a percentage of net sales. In the current-year period, increases in unfavorable manufacturing variances negatively affected gross profit as a percentage of net sales. Lower production levels, as compared to the prior year period, caused the increase in unfavorable manufacturing variances. Conversely, gross profit as a percentage of net sales improved in the current-year period as the result of decreased warranty costs. The prior-year period was negatively impacted by warranty experience related to older model equipment. The Company has made efforts to reduce warranty expense through improved designs on newer models. Consequently, warranty expense for the three-month period ended March 31, 1999 was significantly lower as compared to the prior-year period. The Company expects these trends to continue for the remainder of the fiscal year. Also, during the prior-year period, gross profit as a percentage of net sales was negatively impacted by higher product costs due to start-up expenditures in the first quarter on the Company's new model 8103 Terragator. As expected, margins improved on the new model 8103 after the second and third quarters. Such improved margins were due to the completion of the start-up expenditures and pricing changes. The start-up costs associated with the introduction of additional new models may negatively impact margins later in fiscal 1999. The Company estimates that the net impact of these factors will continue to hold margins relatively stable for fiscal 1999, depending on sales and product mix.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $1,746 or 8.5% in the three-month period ended March 31, 1999 as compared to the comparable prior-year period. Compensation, employee benefits and employee-related expenses decreased 9.5% or $1,351. The largest single factor contributing to this decrease was a decrease in commission expense, which is directly related to net sales. Moreover, during the three months ended December 31, 1998, the Company initiated efforts to contain S,G&A expenses through employment reductions and other cost control efforts. These efforts reduced S,G&A expense during the three months ended March 31, 1999, and are expected to have a similar effect during the remainder of fiscal 1999. All other S,G&A expenses decreased by 6.2% or $395. S,G&A expenses as a percent of net sales were 16.9% and 16.8% in the three-month periods ended March 31, 1999 and 1998, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of sales compared to previous periods depending on sales during the remainder of fiscal 1999.

         Because of the above, operating income was $12,103 and $13,598 in the three-month periods ended March 31, 1999 and 1998, respectively.

         Other income increased 46.0% to $1,044 in the three-month period ended March 31, 1999 as compared to the prior-year three-month period.

         Interest expense decreased 6.4% to $1,411 in the three-month period ended March 31, 1999 as compared to the prior-year three-month period. The Company expects interest expense to decrease due to net repayments of debt in future periods.

         The effective tax rate in the three-month periods ended March 31, 1999 and 1998 was 36.1% and 38.1%, respectively. The decrease in the effective tax rate was primarily the result of a lower effective state tax rate and net operating loss carry-forward utilization by the Company's European subsidiary.

         Because of the above, net earnings were $7,505 and $7,930 in the three-month periods ended March 31, 1999 and 1998, respectively. Earnings per share were $.78 and $.82 for such periods.


RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1998

         Consolidated net sales decreased by $20,380 or 11.0% in the six-month period ended March 31, 1999 from the six-month period ended March 31, 1998. The decrease was primarily the result of decreases in pre-emergence and post-emergence equipment unit shipments. The conditions contributing to this decrease are the same as those discussed for the three-month period ended March 31, 1999. The changes and factors described therein are quantified as follows:

         * Post-emergence equipment net sales decreased $8,370 or 16.6% during the six months ended March 31, 1999 as compared to the prior-year period. As a result, net sales of post-emergence equipment represented 25.5% and 27.2% of net sales during the six-month periods ended March 31, 1999 and 1998, respectively.

         * Pre-emergence equipment net sales decreased $10,695 or 13.4% during the six months ended March 31, 1999 as compared to the prior-year period. As a result, net sales of pre-emergence equipment represented 41.9% and 43.1% of net sales during the six-month periods ended March 31, 1999 and 1998, respectively.

         * Net sales of other product lines decreased $1,315 or 2.4% during the six months ended March 31, 1999 as compared to the prior-year period. Consequently, net sales of other product lines represented

               32.6% and 29.7% of net sales during the six-month periods ended March 31, 1999 and 1998, respectively.

         Consolidated gross profit for the six-month period ended March 31, 1999 decreased $4,603 or 9.0% as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 28.2% and 27.6% for the six-month periods ended March 31, 1999 and 1998, respectively. The increase in gross profit as a percentage of net sales was primarily the result of changes in product mix. Additionally, gross profit as a percentage of net sales was negatively impacted in the prior-year period by warranty experience related to older model equipment. The Company has made efforts to reduce warranty expense through improved designs on newer models. Warranty expense for the six-month period ended March 31, 1999 was significantly lower as compared to the prior-year period. The Company expects this trend to continue for the remainder of the fiscal year. Lower production levels, as compared to the prior year period, negatively affected gross profit as a percentage of net sales. The Company expects that production levels for the remainder of fiscal 1999 will be similar to the same period of the prior year. In addition, during the prior-year period, gross profit as a percentage of net sales was negatively impacted by higher product costs due to start-up expenditures in the first quarter on the Company's new model 8103 Terragator. As expected, margins improved on the new model 8103 after the second and third quarters. Such improved margins were due to the completion of the start-up expenditures and pricing changes. The start-up costs associated with the introduction of additional new models may negatively impact margins later in fiscal 1999. The Company estimates that the net impact of these factors will continue to hold margins relatively stable for fiscal 1999, depending on sales and product mix.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $3,344 or 8.8% in the six-month period ended March 31, 1999 as compared to the prior-year period. Compensation, employee benefits and employee-related expenses decreased 8.5% or $2,164. The largest single factor contributing to this decrease was a decrease in commission expense, which is directly related to net sales. Moreover, during the three months ended December 31, 1998, the Company initiated efforts to contain S,G&A expenses through employment reductions and other cost control efforts. These efforts reduced S,G&A expense during the six months ended March 31, 1999, and are expected to have a similar effect during the remainder of fiscal 1999. All other S,G&A expenses decreased by 9.3% or $1,180. S,G&A expenses as a percent of net sales were 21.1% and 20.6% in the six-month periods ended March 31, 1999 and 1998, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of net sales compared to previous periods depending on sales during the remainder of fiscal 1999.

         Because of the above, operating income was $11,692 and $12,951 in the six-month periods ended March 31, 1999 and 1998, respectively.

         Other income increased 37.7% to $1,972 in the six-month period ended March 31, 1999 as compared to the prior-year six-month period.

         Interest expense decreased 22.6% to $2,496 in the six-month period ended March 31, 1999 as compared to the prior-year six-month period. While the Company expects interest expense to decrease due to net repayments of debt in future periods, such decreases are not expected to be as large as that experienced in the three-month period ended December 31, 1998.

         The effective tax rate in the six-month periods ended March 31, 1999 and 1998 was 36.0% and 38.7%, respectively. The decrease in the effective tax rate was primarily the result of a lower effective state tax rate and net operating loss carry-forward utilization by the Company's European subsidiary.

         Because of the above, net earnings were $7,148 and $6,835 in the six-month periods ended March 31, 1999 and 1998, respectively. Earnings per share were $.74 and $.71 for such periods.

LIQUIDITY AND FINANCIAL POSITION - SIX-MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1998

         Net cash provided by operating activities decreased to $11,290 in the six-month period ended March 31, 1999, compared to $20,706 in the six-month period ended March 31, 1998. The major reason for this change was a decrease in cash provided by operating assets and liabilities to $1,543 from $10,298 in the six-month periods ended March 31, 1999 and 1998, respectively. Inventories, together with increased accounts payable balances, provided cash of $1,126 compared to $12,831 during the six months ended March 31, 1999 and 1998, respectively. Inventories increased to $102,777 at March 31, 1999 from $101,751 at September 30, 1998 because the number of incoming orders decreased more rapidly than the Company's reduction of its production schedule. The Company normally experiences the highest sales levels in the second quarter of the fiscal year. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt. Accounts receivable and inventory turnover have remained relatively stable in recent periods, and have not significantly affected liquidity.

         Cash used in investing activities in the six-month period ended March 31, 1999 was $212 compared to $5,472 in the prior-year period. This decrease in cash used was primarily because the Company rented less equipment to customers during the period ended March 31, 1999, and as a result less investment in rental equipment was required. Additionally, the Company made a greater investment in property, plant and equipment in the prior-year to support the Company's growth in that period.

         Cash used in financing activities was $11,095 in the six-month period ended March 31, 1999, compared to $12,726 in the prior-year period. The decrease in cash used in financing activities was primarily the result of the net repayments of notes payable and long-term borrowings of $9,003 during the six-month period ended March 31, 1999, compared to $12,673 during the six-month period ended March 31, 1998. This decrease in net repayments was primarily due to increased working capital requirements as compared to the prior year, when working capital was generated through the reduction of higher inventory levels.

         Working capital at March 31, 1999 was $84,195. As of March 31, 1999 the Company had $37,185 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit would provide sufficient liquidity to meet working capital requirements.

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

IMPACT OF YEAR 2000

         During the second quarter of fiscal 1999, Ag-Chem continued its company-wide program to prepare the Company's computer systems for year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems will properly and accurately process information when the year changes to 2000. Incomplete or untimely resolution of year 2000 issues by the Company, by its critical suppliers and customers, by public utility providers, or by government entities could have a material adverse impact on the Company's business, operations, or financial condition.

         STATE OF READINESS - The Company has retained an independent consultant to assess the adequacy of the Company's Year 2000 initiatives and remediation plans. All of the Company's essential information technology ("IT") systems have been inventoried and remediation plans for any Year 2000 issues have been implemented. The Company has developed Year 2000-compliant applications for the Company's order entry and customer service systems. The Company has upgraded its information system used in manufacturing operations, material planning, inventory management, order processing, financial management and human resources applications, which is now Year 2000-compliant. The Company purchased Year 2000-compliant upgrades to the Company's payroll application and telephone system. The Company purchased Year 2000-compliant upgrades for its software applications for customer inquiries and for processing and tracking warranty claims and returns. These upgrades have been fully implemented. With the implementation of these applications and upgrades, the Company believes that all of its core applications and IT systems are Year 2000 are compliant and testing is currently under way to ensure compliance.

         The Company is also engaged in discussions with its largest suppliers regarding their plans to remediate Year 2000 issues. The Company sent each of its significant suppliers a questionnaire inquiring as to the magnitude of their Year 2000 issues and the status of their readiness. The Company has received assurances from a significant portion of its suppliers that such third parties will become Year 2000 compliant in a timely manner. The Company is following up with these third parties and is searching for alternative sources, should they be unable to continue business in the Year 2000.

         RISKS - The Company is continuing to test its critical operating and financial systems and remains uncertain of the risks the year 2000 will have on its business operations.

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

         CONTINGENCY PLANS - The Company's Year 2000 Project Team's initiatives include the development of contingency plans in the event the Company has not completed all of its remediation plans in a timely manner. In addition, the Year 2000 Project Team is in the process of developing contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of the third quarter of fiscal 1999.

         COSTS - The Company estimates that the expenses incurred to-date in fiscal 1999 to address Year 2000 issues were approximately $100. The Company estimates that it will incur approximately $325 of additional expense to complete its remediation plans required for its Information Technology systems, which includes systems software costs and consulting fees.

         Refer to the Company's annual report on Form 10k for additional discussion.

FORWARD-LOOKING STATEMENTS

         Certain information included in this Report is "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects," "should," and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This includes factors that affect all businesses, as well as matters specific to the Company and markets it serves. A more complete discussion of such factors is included in the Company's Form 10-K for the year ended September 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 on file with the Securities and Exchange Commission. During the quarter ended March 31, 1999, the Company was not a party to any newly initiated material legal proceedings and there have been no material developments during such period to existing legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

           27.1 Financial Data Schedule

      (b)  Reports on Form 8-K

           No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         AG-CHEM EQUIPMENT CO., INC.



Date: May 5, 1999                        By:  /s/ Alvin E. McQuinn
                                              ----------------------------------
                                              Alvin E. McQuinn
                                              Its:  Chief Executive Officer




Date: May 5, 1999                        By:  /s/ John C. Retherford
                                              ----------------------------------
                                              John C. Retherford
                                              Its:  Chief Financial Officer