Form 10-Q
period 1999-06-30
AG-CHEM EQUIPMENT CO INC
filed 1999-08-16
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

 __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 __X__ Yes   _____ No

         As of July 31, 1999 there were outstanding, 9,599,168 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

                                     PART I


ITEM 1.     INTERIM CONSOLIDATED FINANCIAL
              STATEMENTS...........................................        2
            NOTES TO INTERIM CONSOLIDATED FINANCIAL
              STATEMENTS...........................................        7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS........................................         9


                                     PART II

ITEM 1.     LEGAL
            PROCEEDINGS............................................        14

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.......................        14

SIGNATURES  .......................................................        15

EXHIBITS    .......................................................        16

PART I - FINANCIAL INFORMATION

ITEM 1.  INTERIM CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in thousands)

---------------------------------------------------------------------------------
                                                        (UNAUDITED)
                                                          June 30,    September 30,
                     ASSETS                                 1999          1998
                     ------                               --------      --------
CURRENT ASSETS:
     Cash                                                 $    234      $     --
     Accounts receivable, less allowance for
       doubtful accounts of $826 and $730, respectively     25,458        23,499
     Notes receivable, current portion, and
       accrued interest receivable                           4,922         4,178
     Inventories (note 2)                                  100,475       101,751
     Deferred income tax benefits                            3,900         4,000
     Prepaid expenses and other current assets                 573           617
                                                          --------      --------
        Total current assets                               135,562       134,045
                                                          --------      --------

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $40,567 AND $37,326, RESPECTIVELY         48,729        45,813

OTHER ASSETS:
     Notes receivable, long-term portion                     7,127         5,596
     Intangible and other assets, net of accumulated
        amortization of $3,977 and $3,404, respectively      1,984         2,740
                                                          --------      --------
        Total other assets                                   9,111         8,336
                                                          --------      --------

Total assets                                              $193,402      $188,194
                                                          ========      ========



(CONTINUED ON NEXT PAGE)

================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED BALANCE SHEETS, CONT.
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in thousands except per share amounts)

------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)
                                                                       June 30,      September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999              1998
------------------------------------                                 -----------       ---------
CURRENT LIABILITIES:
     Current installments of long-term debt                          $   6,167         $   6,367
     Notes payable to banks                                             28,852            11,352
     Accounts payable                                                   14,441            15,120
     Checks outstanding in excess of cash balances                          --             2,145
     Customer prepayments                                                2,615             6,934
     Accrued expenses (note 3)                                          12,619            14,566
     Deferred income                                                     1,532             1,013
     Accrued income taxes                                                1,485               374
                                                                     ---------         ---------
Total current liabilities                                               67,711            57,871
                                                                     ---------         ---------


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                               49,328            59,903
                                                                     ---------         ---------

Total liabilities                                                      117,039           117,774
                                                                     ---------         ---------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,599,168 and 9,640,268 shares, respectively          96                96
     Additional paid-in capital                                          1,309             1,737
     Retained earnings                                                  75,441            68,930
     Accumulated other comprehensive loss                                 (483)             (343)
                                                                     ---------         ---------
     Total stockholders' equity                                         76,363            70,420
                                                                     ---------         ---------
Total liabilities and stockholders' equity                           $ 193,402         $ 188,194
                                                                     =========         =========





================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.



CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in thousands except per share amounts)
           (UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                              Three Months Ended June 30,      Nine Months Ended June 30,
                                              ---------------------------      --------------------------
                                                 1999            1998            1999            1998
                                               ---------       ---------       ---------       ---------
Net sales                                      $  71,504       $  71,564       $ 236,162       $ 256,825
Cost of sales                                     53,721          52,983         171,884         186,901
                                               ---------       ---------       ---------       ---------
     Gross profit                                 17,783          18,581          64,278          69,924

Selling, general and administrative
  expenses                                        17,750          18,533          52,552          56,701
                                               ---------       ---------       ---------       ---------
     Operating income                                 33              48          11,726          13,223
                                               ---------       ---------       ---------       ---------

Other income (expense):
     Other income                                    451             765           2,423           1,973
     Interest expense                             (1,480)         (1,498)         (3,976)         (4,723)
                                               ---------       ---------       ---------       ---------
        Earnings (loss)before income
            taxes                                   (996)           (685)         10,173          10,473

Income tax expense (benefit)                        (358)           (211)          3,662           4,112
                                               ---------       ---------       ---------       ---------

Net earnings (loss)                            $    (638)      $    (474)      $   6,511       $   6,361
                                               =========       =========       =========       =========

Basic and  diluted  earnings  (loss)  per
share                                          $  ( 0.06)      $   (0.05)      $    0.68       $    0.66
                                               =========       =========       =========       =========

Weighted average common shares
outstanding, basic and diluted                     9,602           9,659           9,622           9,665
                                               =========       =========       =========       =========




================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in thousands)
           (UNAUDITED)
------------------------------------------------------------------------------------------------------
                                                                            Nine Months ended June 30,
                                                                            --------------------------
                                                                               1999           1998
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                            $  6,511       $  6,361

Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                              4,772          6,619
     Gain on sale of assets                                                      (177)           (83)
     Increase (decrease) in deferred income tax benefits                          100            (23)
     Changes in operating assets and liabilities:
          Accounts receivable                                                  (1,959)         2,416
          Notes receivable                                                     (2,275)          (249)
          Inventories                                                           1,276          9,368
          Other current assets                                                     44            215
          Accounts payable                                                       (679)           441
          Customer prepayments and deferred income                             (3,800)        (3,275)
          Accrued expenses                                                     (1,947)        (2,069)
          Income taxes                                                          1,111          1,307
                                                                             --------       --------
       Cash provided by operating activities                                    2,977         21,028
                                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Retirement of short-term investments
       for industrial revenue bond                                                 23            722
     Purchases of property, plant and equipment                                (1,115)        (3,457)
     Increase in rental equipment                                              (5,827)        (8,454)
     Proceeds from sale of equipment                                              212             65
     Decrease (increase) in other assets                                          (48)           107
                                                                             --------       --------
       Cash used in investing activities                                       (6,755)       (11,017)
                                                                             --------       --------


(CONTINUED ON NEXT PAGE)

================================================================================
SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.


CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)
-------------------------------------------------------------------------------------------------------------

                                                                                   Nine months ended June 30,
                                                                                   --------------------------
                                                                                      1999            1998
                                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in checks outstanding in excess of
       cash balances                                                                  (2,145)             (7)
     Proceeds from notes payable - banks                                              95,900         135,600
     Repayments of notes payable - banks                                             (78,400)       (156,076)
     Proceeds from long-term borrowings                                              120,000          29,750
     Repayments of long-term borrowings                                             (130,775)        (16,820)
     Purchase of common stock                                                           (428)           (361)
                                                                                   ---------       ---------
       Cash provided by (used in) financing activities                                 4,152          (7,914)
                                                                                   ---------       ---------

     Foreign currency translation adjustment                                            (140)           (107)
                                                                                   ---------       ---------

     Increase in cash                                                                    234           1,990
     Cash at beginning of period                                                          --              --
                                                                                   ---------       ---------
     Cash at end of period                                                         $     234       $   1,990
                                                                                   =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                                    $   4,596       $   4,369
       Income taxes                                                                $   2,507       $   2,690


================================================================================

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars and shares in thousands except per share amounts)
           (UNAUDITED)
--------------------------------------------------------------------------------

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


(2) INVENTORIES

       Inventories consist of the following:

                                            June 30,         September 30,
                                              1999               1998
                                            ---------          ---------
       Finished goods                       $  36,613          $  49,317
       Resale parts                            26,009             25,029
       Work in process                          3,322              4,739
       Raw materials                           35,118             24,068
                                            ---------          ---------
         Total                                101,062            103,153
       Less LIFO reserve                      (12,664)           (12,006)
                                            ---------          ---------
         Total                                 88,398             91,147
       Used equipment                          12,077             10,604
                                            ---------          ---------
       Total inventories                    $ 100,475          $ 101,751
                                            =========          =========

       If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, net earnings would have been higher by $659 and $793 for the nine-month periods ended June 30, 1999 and 1998, respectively.

(3) ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                          June 30,         September 30,
                                            1999                1998
                                           -------             -------
       Compensation                        $ 5,745             $ 5,966
       Warranty                              1,248               1,537
       Taxes other than income                 617               1,543
       Insurance                             1,595               1,557
       Interest                                828               1,816
       Other                                 2,586               2,147
                                           -------             -------
            Total                          $12,619             $14,566
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

                                  Three Months Ended June 30,      Nine Months Ended June 30,
                                  ---------------------------      --------------------------
                                      1999        1998                 1999        1998
                                     -------     -------              -------     -------
Net earnings (loss)                  $  (638)    $  (474)             $ 6,511     $ 6,361
Other comprehensive income
  (loss):
    Foreign currency translation
    adjustment                          (157)      - - -                 (140)       (107)
                                     -------     -------              -------     -------

Total comprehensive income
(loss)                               $ ( 795)    $  (474)             $ 6,371     $ 6,254
                                     =======     =======              =======     =======


(5) COMPUTATION OF EARNINGS (LOSS) PER SHARE

         The per share computations are based on the weighted average number of common shares outstanding during the periods.

                                    Three Months Ended June 30,       Nine Months Ended June 30,
                                    ---------------------------       --------------------------
                                         1999          1998                  1999       1998
                                       --------     ---------              --------    ------
Weighted average shares
     outstanding, basic and diluted       9,602         9,659                 9,622     9,665
                                       ========     =========              ========    ======
Net earnings (loss)                    $   (638)    $   ( 474)             $  6,511    $6,361
                                       ========     =========              ========    ======
Earnings (loss) per common share,
basic and diluted                      $  (0.06)    $   (0.05)             $   0.68    $ 0.66
                                       ========     =========              ========    ======


The Company has no potentially dilutive common shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1998

         Consolidated net sales decreased by $61 or .1% in the three-month period ended June 30, 1999 from the three-month period ended June 30, 1998. Low commodity prices continue to cause a softening in the agricultural markets. Most customers experienced better than expected weather conditions allowing for a longer and easier spring application season, this further reduced the demand for the Company's products. The Company expects competition to continue to be an issue and is uncertain about the impact on future net sales. Additionally, the farm supply industry is experiencing consolidation which has reduced capital purchases, with a resulting decrease in the demand for equipment in the short-term. The Company anticipates that once the consolidation slows, customers will resume capital purchases at a level comparable to prior periods. The Company expects consolidated net sales during the remainder of the fiscal year ending September 30, 1999 to continue to be less than the prior fiscal year due to the factors described above. The changes and factors described above are quantified as follows:

         o Post-emergence equipment net sales decreased $4,492 or 17.6% during the three months ended June 30, 1999 as compared to the prior-year period. The decrease was primarily the result of decreases in post-emergence equipment unit shipments. As a result, net sales of post-emergence equipment represented 29.4% and 35.6% of net sales during the three-month periods ended June 30, 1999 and 1998, respectively.

         o Pre-emergence equipment net sales increased $206 or 1.3% during the three months ended June 30, 1999 as compared to the prior-year period. As a result, net sales of pre-emergence equipment represented 22.1% and 21.8% of net sales during the three-month periods ended June 30, 1999 and 1998, respectively.

         o Net sales of other product lines and services increased $4,225 or 13.9% during the three months ended June 30, 1999 as compared to the prior-year period. Consequently, net sales of other product lines represented 48.6% and 42.6% of net sales during the three-month periods ended June 30, 1999 and 1998, respectively.

         Consolidated gross profit for the three-month period ended June 30, 1999 decreased $798 or 4.3% as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 24.9% and 26.0% for the three-month periods ended June 30, 1999 and 1998, respectively. Several factors contributed to the reduced gross profit as a percentage of net sales in the current-year period. The Company reduced the selling price on a number of old-style machines such as the 1903 and 1844 to increase demand. In addition, due to the competitive environment, the Company also discounted its current product line more heavily in the three months ended June 30, 1999 as compared to the prior year. The Company expects to see continued reduced margins due to competitive pressures. The reduced product margins were partially offset by reduced warranty expense.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $782 or 4.2% in the three-month period ended June 30, 1999 as compared to the prior-year period. Compensation, employee benefits and employee-related expenses decreased 7.3% or $964. The largest single factor contributing to this decrease was a decrease in the number of employees. During the three months ended December 31, 1998, the Company initiated efforts to contain S,G&A expenses through employment reductions and other cost control efforts. These efforts reduced S,G&A expense during the three months ended June 30, 1999, and are expected to have a similar effect during the remainder of fiscal 1999. All other S,G&A expenses increased by 3.4% or $182. S,G&A expenses as a percent of net sales were 24.8% and 25.9% in the three-month periods ended June 30, 1999 and 1998, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of sales compared to previous periods depending on sales during the remainder of fiscal 1999.

         As a result of the above, operating income was $33 and $48 in the three-month periods ended June 30, 1999 and 1998, respectively.

         Other income decreased 41.0% to $451 in the three-month period ended June 30, 1999 as compared to the prior-year three-month period. The primary cause of the lower other income for the three-month period ending June 30, 1999 compared to the prior year period was a reduction of interest income. This was the result of the Company introducing special short-term financing to its customers.

         Interest expense decreased 1.2% to $1,480 in the three-month period ended June 30, 1999 as compared to the prior-year three-month period. The Company does not expect interest expense to continue to decrease due to the increase in interest rates and net borrowings.

         The effective tax rate in the three-month periods ended June 30, 1999 and 1998 was 35.9% and 30.8%, respectively. The decrease in the effective tax rate was primarily the result of a lower effective state tax rate and net operating loss carry-forward utilization by the Company's European subsidiary.

         Because of the above, the net loss was $638 and $474 in the three-month periods ended June 30, 1999 and 1998, respectively. Loss per share was $.06 and $.05 for such periods.


RESULTS OF OPERATIONS - NINE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 1998

         Consolidated net sales decreased by $20,664 or 8.0% in the nine-month period ended June 30, 1999 from the nine-month period ended June 30, 1998. The decrease was primarily the result of decreases in pre-emergence and post-emergence equipment unit shipments. The conditions contributing to this decrease are the same as those discussed for the three-month period ended June 30, 1999. The changes and factors described therein are quantified as follows:


         o Post-emergence equipment net sales decreased $12,862 or 16.9% during the nine months ended June 30, 1999 as compared to the prior-year period. As a result, net sales of post-emergence equipment represented 26.7% and 29.6% of net sales during the nine-month periods ended June 30, 1999 and 1998, respectively.

         o Pre-emergence equipment net sales decreased $10,027 or 10.3% during the nine months ended June 30, 1999 as compared to the prior-year period. As a result, net sales of pre-emergence equipment represented 37.1% and 38.0% of net sales during the nine-month periods ended June 30, 1999 and 1998, respectively.

         o Net sales of other product lines increased $2,225 or 2.7% during the nine months ended June 30, 1999 as compared to the prior-year period. Consequently, net sales of other product lines represented 36.2% and 32.4% of net sales during the nine-month periods ended June 30, 1999 and 1998, respectively.

         Consolidated gross profit for the nine-month period ended June 30, 1999 decreased $5,646 or 8.1% as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 27.2% for the nine-month periods ended June 30, 1999 and 1998, respectively. Gross profit as a percent of net sales was reduced during the nine-months ending June 30, 1999 due to price reductions on old-style machines and increased discounts on the current product line. The Company expects continued reduced margins due to competitive pressures. Additionally, gross profit as a percentage of net sales was negatively impacted in the prior-year period by warranty expense related to older model equipment. The Company has made efforts to reduce warranty expense through improved designs on newer models. Warranty expense for the nine-month period ended June 30, 1999 was significantly lower as compared to the prior-year period. The Company expects this trend to continue for the remainder of the fiscal year.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $4,149 or 7.3% in the nine-month period ended June 30, 1999 as compared to the prior-year period. Compensation, employee benefits and employee-related expenses decreased 8.5% or $3,416. The largest single factor contributing to this decrease was a decrease in commission expense, which is directly related to net sales. Moreover, during the three months ended December 31, 1998, the Company initiated efforts to contain S,G&A expenses through employment reductions and other cost control efforts. These efforts reduced S,G&A expense during the nine months ended June 30, 1999, and are expected to have a similar effect during the remainder of fiscal 1999. All other S,G&A expenses decreased by 4.4% or $733. S,G&A expenses as a percent of net sales were 22.3% and 22.1% in the nine-month periods ended June 30, 1999 and 1998, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of net sales compared to previous periods depending on sales during the remainder of fiscal 1999.

         Because of the above, operating income was $11,726 and $13,224 in the nine-month periods ended June 30, 1999 and 1998, respectively.

         Other income increased 22.8% to $2,423 in the nine-month period ended June 30, 1999 as compared to the prior-year nine-month period. The primary cause of the increased other income for the nine-month period ending June 30, 1999 compared to the prior year period was a gain on the sale of fixed assets and the receipt of sales tax refunds from prior periods.

         Interest expense decreased 15.8% to $3,976 in the nine-month period ended June 30, 1999 as compared to the prior-year nine-month period. The Company does not expect interest expense to continue to decrease due increases in interest rates and net borrowings.

         The effective tax rate in the nine-month periods ended June 30, 1999 and 1998 was 36.0% and 39.3%, respectively. The decrease in the effective tax rate was primarily the result of a lower effective state tax rate and net operating loss carry-forward utilization by the Company's European subsidiary.

         Because of the above, net earnings were $6,511 and $6,361 in the nine-month periods ended June 30, 1999 and 1998, respectively. Earnings per share were $.68 and $.66 for such periods.


LIQUIDITY AND FINANCIAL POSITION - NINE-MONTH PERIOD ENDED JUNE 30, 1999 COMPARED TO NINE-MONTH PERIOD ENDED JUNE 30, 1998

         Net cash provided by operating activities decreased to $2,977 in the nine-month period ended June 30, 1999, compared to $21,028 in the nine-month period ended June 30, 1998. The major reason for this change was a increase in cash used for operating assets and liabilities to $8,229 in the nine-month period ended June 30, 1999 compared to cash provided of $8,154 in the prior-year period. Inventories, offset with decreased accounts payable balances, provided cash of $597 compared to $9,809 during the nine months ended June 30, 1999 and 1998, respectively. Inventories decreased $1,276 from September 30, 1998 to $100,475 at June 30, 1999. The decrease in inventories during the nine-month period ended June 30, 1999 was less than the prior year due to the decrease in sales. The Company is monitoring its inventory levels and will continue to make appropriate adjustments to its production schedule as required. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt. Accounts receivable and inventory turnover have remained relatively stable in recent periods, and have not significantly affected liquidity.

         Cash used in investing activities in the nine-month period ended June 30, 1999 was $6,755 compared to $11,017 in the prior-year period. This decrease was primarily the result of less investment in equipment rented to customers in the nine-months ended June 30, 1999 than the prior-year period. Additionally, the Company invested less in property, plant and equipment in the period ended June 30, 1999 than the prior-year period.

         Cash provided by financing activities was $4,152 in the nine-month period ended June 30, 1999, compared to cash used of $7,914 in the prior-year period. The increase in cash provided by financing activities was primarily the result of the net proceeds of notes payable and long-term borrowings of $6,725 during the nine-month period ended June 30, 1999, compared to net repayments of $7,546 during the nine-month period ended June 30, 1998. This decrease in net repayments was primarily due to increased working capital requirements as compared to the prior year, when working capital was generated through the reduction of higher inventory levels.

         Working capital at June 30, 1999 was $67,851 compared to $71,355 at June 30, 1998. As of June 30, 1999 the Company had $31,029 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit would provide sufficient liquidity to meet working capital requirements.

         The terms of the Company's credit line agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57,500 plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company currently does not anticipate any difficulty in meeting these covenants, however, any failure to comply with these covenants could have a material adverse effect on the Company's financial condition.

         MARKET RISK MANAGEMENT

         The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in the Company's earnings and cash flows. The Company's risk to interest rate and foreign currency exchange rate fluctuations has not materially changed since September 30, 1998.

         IMPACT OF YEAR 2000

         During the third quarter of fiscal 1999, Ag-Chem continued its company-wide program to prepare the Company's computer systems for Year 2000 compliance. The year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems will properly and accurately process information when the year changes to 2000. Incomplete or untimely resolution of Year 2000 issues by the Company, by its critical suppliers and customers, by public utility providers, or by government entities could have a material adverse impact on the Company's business, operations, or financial condition.

         STATE OF READINESS - The Company has retained an independent consultant to assess the adequacy of the Company's Year 2000 initiatives and remediation plans. All of the Company's essential information technology ("IT") systems have been inventoried and remediation plans for any Year 2000 issues have been implemented. The Company has developed Year 2000-compliant applications for the Company's order entry and customer service systems. The Company has upgraded its information system used in manufacturing operations, material planning, inventory management, order processing, financial management and human resources applications, which the Company currently believes is now Year 2000-compliant. The Company purchased Year 2000-compliant upgrades to the Company's payroll application and telephone system. The Company purchased Year 2000-compliant upgrades for its software applications for customer inquiries and for processing and tracking warranty claims and returns. These upgrades have been fully implemented. To serve as an additional check for code non-compliance, the Company has purchased Year 2000 scanning tools that are being used on its computer software. With the implementation of these applications and upgrades, the Company believes that all of its core applications and IT systems are Year 2000 compliant and testing is currently under way to ensure compliance. Currently, 60% of system testing has been completed and the Company expects the remaining testing to be completed by the fourth quarter.

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

         RISKS - The Company is continuing to test its critical operating and financial systems and remains uncertain of the risks the Year 2000 will have on its business operations and on its financial condition.

         As the process of inventorying non-IT systems proceeds, the Company may identify systems that present a Year 2000 risk. In addition, if any third parties who provide goods or services essential to the Company's business activities, including vendors from whom the Company has purchased Year 2000 compliant upgrades, fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results.

         CONTINGENCY PLANS - The Company's Year 2000 Project Team's initiatives include the development of contingency plans in the event the Company has not completed all of its remediation plans in a timely manner. In addition, the Year 2000 Project Team is in the process of developing contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 Project Team expects to conclude the development of these contingency plans by the end of the fourth quarter of fiscal 1999.

         COSTS - The Company estimates that the expenses incurred to-date in fiscal 1999 to address Year 2000 issues were approximately $145. The Company estimates that it will incur approximately $171 of additional expense to complete its remediation plans required for its Information Technology systems, which includes systems software costs and consulting fees.

         Refer to the Company's annual report on Form 10-K for additional discussion related to Year 2000 issues.




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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 on file with the Securities and Exchange Commission. During the quarter ended June 30, 1999, the Company was not a party to any newly initiated material legal proceedings and there have been no material developments during such period to existing legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

         27.1 Financial Data Schedule
         10.1 Third Amended and Restated Long Term Revolving Credit Agreement
         10.2 Short Term Revolving Credit Agreement

     (b)  Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    AG-CHEM EQUIPMENT CO., INC.



Date:    August 13, 1999            By:      /s/ Alvin E. McQuinn
                                             -----------------------------------
                                             Alvin E. McQuinn
                                             Its:  Chief Executive Officer





Date:    August 13, 1999            By:      /s/ John C. Retherford
                                             -----------------------------------
                                             John C. Retherford
                                             Its:  Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.    Title

10.1 $45,000,000 Third Amended and Restated Long Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., certain subsidiaries of Ag-Chem Equipment Co., Inc., as Multicurrency Subsidiary Borrowers, The Institutions From Time to Time Hereto, as Lenders, and The First National Bank of Chicago, as Agent

10.2 $45,000,000 Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions From Time to Time Hereto, as Lenders, and The First National Bank of Chicago, as Agent