Form 10-K405
period 1999-09-30
AG-CHEM EQUIPMENT CO INC
filed 1999-12-29
CIK 935503

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---------     EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 1999

              TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
-----------   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ________ to ________.

                         Commission File Number: 0-25360

                           AG-CHEM EQUIPMENT CO., INC.
                (Name of Registrant as Specified in Its Charter)

           Minnesota                                            41-0872842
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                              Identification No.)

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

         Indicate by check mark whether the registrant has:
1. Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
2.   Been subject to such filing requirements for the past 90 days.

                                                       __X__ Yes     No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of December 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price for such stock as reported by the NASDAQ National Market System, was approximately $37,351,300.

         As of the close of business on December 10, 1999, there were outstanding 9,591,868 shares of the registrant's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its Annual Meeting of Shareholders which will be filed within the Securities and Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1999 are incorporated by reference into Part III hereof.

                                     PART 1

ITEM 1. BUSINESS

INTRODUCTION

         Ag-Chem Equipment Co., Inc. ("Ag-Chem" or "the Company") manufactures and distributes off-road equipment primarily for use in fertilizing agricultural crops, the application of crop protection chemicals to crops, and to a lesser extent, industrial waste treatment applications and other industrial uses. The Company was incorporated in Minnesota in 1963. Its principal executive offices are located at 5720 Smetana Drive, Minnetonka, Minnesota.

         Ag-Chem generates a majority of its consolidated revenues from its line of agricultural equipment which consists of self-propelled, three- and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. Ag-Chem manufactures equipment for use both prior to planting crops ("pre-emergence") and after crops emerge from the ground ("post-emergence"). The Company believes it holds 60 - 70% of the pre-emergence market, a position it has built by delivering innovative products for more than 35 years.

         The Company's mission is to position itself as the leading, state-of-the-art manufacturer of agricultural application equipment, with an emphasis on "Site-Specific Agriculture" through its SOILTEQ products, specifically SOILECTION(R) and other high-tech hardware and software product offerings. In order to achieve this goal, the Company has implemented a business strategy that is focused on customer service and training. In addition to its 20 parts and service centers (discussed below), the Company provides customers with service by offering an organization of field service repair personnel who are stationed at various locations throughout the country. Because Ag-Chem believes customer training in site-specific technology is of paramount importance, the Company operates a Technology & Education Center in Jackson, Minnesota to meet the specialized training needs of its customers. Unlike most of its competitors which sell through distributors, Ag-Chem sells a majority of its products directly to the end-users of the equipment, which include fertilizer dealers, farm cooperatives, large growers, municipalities, waste disposal contractors and mining and construction companies. Farmers are not generally the Company's direct customers. This distribution strategy enables the Company to maintain close ties with its customers.

         Ag-Chem also maintains a network of 20 parts and service centers located throughout the major farming regions of the United States and Canada. These centers, combined with the Company's field service repair team and in-house support staff, offer customers a high level of service and responsiveness, thereby averting critical delays during periods of peak usage. Each parts and service center operates as a separate profit center, selling parts and servicing equipment manufactured by Ag-Chem as well as selling parts for equipment manufactured by other companies.

         The Company holds certain patents and has designed software related to the SOILECTION process. The SOILECTION process enhances application equipment capability by allowing it to selectively blend fertilizers, chemicals, micro-nutrients, seed and crop protection chemicals at the point of application. This process is computer controlled and based on a digitized map. Variable rate delivery, based on mapping input data, combined with Global Positioning Satellite (GPS) navigation, allows site-specific application. Although SOILECTION has been a relatively small contributor to the Company's revenues, such revenues continue to grow. Site-specific agriculture is central to the Company's mission and may represent significant future revenue over the long term.

         The Company supplements its agricultural equipment line by marketing vehicles for various other industrial uses. Most notably, the Company manufactures vehicles used for waste application, specifically designed for subsurface liquid injection and surface spreading of biosolids, i.e., sewage sludge and other farm or industrial waste that can be safely used for soil enrichment. The Company has recently developed a version of its industrial application that utilizes the SOILECTION process. This equipment allows purchasers to dispose of manure from livestock confinement operations in an environmentally sound manner.

         The Company's business is highly seasonal. Approximately 50% of its net sales occur during the period from January 1 through April 30. Accordingly, the Company increases its inventory levels during the quarters ended September 30 and December 31 to meet this seasonality. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. These prepayments partially fund the increase in inventories. If the Company did not receive customer prepayments, it believes that its line of credit would provide sufficient liquidity to meet working capital requirements.

         As of December 1, 1999, the Company had an order backlog of approximately $17.7 million compared to $19.7 million on December 1, 1998. The Company expects that substantially all of such backlog orders will be filled during the current fiscal year ending September 30, 2000.

PRODUCTS AND SERVICES

         PRE-EMERGENCE APPLICATION EQUIPMENT - Pre-emergence equipment is used to apply chemical to fields prior to crops emerging. The Company manufactures and sells high-flotation, self-propelled vehicles and related equipment which are used for fertilization and the spraying of crop protection chemicals under the "Terra-Gator," "Big Wheels" and "Lor*Al" brand names. These vehicles are primarily used prior to planting crops (i.e. "pre-emergence"). These vehicles are made with extra wide tires to provide maximum traction and a minimum level of soil compaction which has an adverse effect on crop yield. Ag-Chem manufactures a full line of three- and four-wheeled vehicles equipped with various engine sizes.

         Unlike most of its competitors' vehicles, which are simply over-the-road vehicles modified for agricultural use, the Company's Terra-Gator models have chassis specifically designed for off-road use. Ag-Chem primarily manufactures three-wheeled vehicles, which offer an advantage over four-wheeled vehicles because of significantly lower soil compaction (three separate wheel tracks instead of rear tires following front tires), which has an adverse effect on crop yield. The new Terra-Gator models 8144 and 9103 were introduced in fiscal 1999.

         The Company manufactures pre-emergence equipment in a variety of model sizes, engine horsepower and equipment configuration. For example, it builds larger models with bigger tanks to reduce the need for tank refills. Similarly, it builds increased horsepower engines to allow its vehicles to navigate rough terrain at higher speeds and to power add-on equipment. The Company sells this equipment, including its attachments, for between approximately $100,000 and $225,000; prices for equipment combined with the SOILECTION system range from $190,000 to $300,000.

         The Company manufactures a variety of application systems that are normally ordered with a chassis. The systems serve as a means to apply fertilizer and crop protection chemicals. Ag-Chem produces several liquid and dry fertilizer systems which offer varying widths of boom size, spraying accuracy and ease of maintenance. Although liquid systems are often more accurate in their application than dry systems, liquid fertilizer is often more expensive than dry fertilizer. Liquid crop protection chemicals and fertilizers also tend to break down more quickly than dry fertilizers.

         The Company's Lor*Al subsidiary modifies on-road trucks by adding heavy-duty rear axles, suspensions and oversized tires. Lor*Al's product offering consists of various modified Navistar and Ford truck chassis which sell under the Lor*Al and Big Wheel brand names. Lor*Al's converted on-road vehicles provide diversity to Ag-Chem's product line and provide Ag-Chem a significant presence in the middle price segment of the fertilizer application market. Lor*Al models have lower margins than the Terra-Gator model due to the fact that truck chassis are purchased from other providers and the Company adds less value during the manufacturing process.

         POST-EMERGENCE APPLICATION EQUIPMENT - Post-emergence equipment is used to apply protective chemicals to crops after they have already emerged. Ag-Chem markets products for this purpose under the RoGator brand name. The RoGator model has high crop clearance to avoid crop damage during the application process. In addition, the RoGator model offers an adjustable wheel track width, which allows it to operate in a variety of row crop spacings. These adjustments are controlled from the cab. The RoGator model, with attachments, sells for between $80,000 and $185,000.

         Since its introduction in 1993, the RoGator model has enabled Ag-Chem to reduce the seasonal impact of its pre-emergence equipment sales and now accounts for a significant portion of sales. Sales of post-emergence equipment represented 26.3 percent of total revenues during fiscal 1999. The RoGator models are produced in three sizes - the 854 model, the smaller 550, and the newest and largest machine, the 1254 which was first produced in summer 1999.

         PARTS AND SERVICE CENTERS - The Company believes that the availability of parts and service for its equipment is essential to the end-user. Delays during the planting, growing or harvesting period can be critical to farmers. Accordingly, potential customers view on-going maintenance of application equipment as a significant factor in making a purchase decision. The Company's customers need products that can be serviced in a minimal amount of time. For this reason, the Company operates 20 parts and service centers across the United States and Canada. These centers are intended to serve the Company's customers by providing parts and technical support on a regional basis. These parts and service centers exclusively repair the Company's products. They stock and sell parts manufactured by the Company as well as parts which are manufactured by other companies which have been incorporated into the Company's products. The parts and service centers also stock and sell parts for equipment manufactured by other companies for use in competitors' products. The Company's parts and service centers also refurbish used Ag-Chem equipment for resale. The Company believes that its parts and service centers are an important part of the Company's growth because of the support they provide to its customers.

         EUROPEAN OPERATIONS - The Company's subsidiary, Ag-Chem Europe B.V., a corporation organized under the laws of the Netherlands, is engaged in the importation, manufacture and distribution of agricultural and industrial equipment throughout Europe. Ag-Chem Europe B.V. imports application equipment manufactured by the Company, customizes the equipment by adding systems, and other modifications, and then resells the equipment to European customers. It also manufactures several models of equipment better suited for European conditions.

         SOILTEQ - The Company holds patents for and has designed software related to the process known as SOILECTION. SOILECTION is a process that utilizes a variety of input data to develop a site-specific application map. Through such inputs as soil test data and soil surveys, software developed and provided by the Company is able to generate a spreading map for each unique soil plot. The Company has also developed and markets control systems under the "FALCON" name which provides for site-specific application of multiple products in a single pass. When the SOILECTION spreading map is used with a machine such as an applicator equipped with a FALCON (i.e. the Company's computer-based control system), site specific placement of multiple crop inputs products is possible.

         SOILECTION technology benefits farmers by ensuring that appropriate amounts of crop inputs, such as fertilizer, crop protection chemicals, micronutrients and seed are applied to each section of a field based on selected criteria. Ag-Chem's system allows the operator to allocate inputs to areas that can support high yields and avoid over-application of inputs on soils that are only capable of producing low yields. With SOILECTION, inputs are placed only in areas where they can be used by the crop, and excess application is minimized. The effects of such a process are optimal economic performance and potentially positive environmental benefits.

         CUSTOMER TRAINING - With the growth of site-specific agriculture, the Company has recognized an increasing demand for customer training related to this new technology. The Company operates a 40,000 square foot facility in Jackson, Minnesota. The Ag-Chem Technology & Education Center is staffed with dedicated instructors and equipped with state-of-the-art computer and control system training rooms. At the facility, the Company provides a varied curriculum of site-specific agriculture and other course offerings.

         OTHER AGRICULTURAL PRODUCTS - The Company's AgTec division manufactures and sells: (i) low volume air sprayers used for spraying crop protection chemicals on orchards, vineyards, field crops and Christmas trees; (ii) low volume lawn sprayers; (iii) injection systems for use by professional lawn care contractors; (iv) high volume sprayers used by commercial tree spraying contractors; (v) boom sprayers used in crop spraying; and (vi) a line of lawn/garden sprayers. The AgTec Division also distributes heavy-duty flail brush choppers and swing arm rotary mowing equipment for use by orchards and nurseries.

         INDUSTRIAL EQUIPMENT - Ag-Chem manufactures a line of equipment that is used in the waste application industry. This equipment applies or injects sludge from waste treatment facilities to agricultural land. Direct injection minimizes odor and runoff problems associated with land disposal. This equipment is sold to waste disposal companies and municipalities. In addition to its waste disposal equipment, the Company manufactures other lines of equipment for the drilling, mining and construction industries. Since 1998, the Company has offered a map-based application system for its sludge equipment. This technology has enabled customers to create map-based, variable rate applications of sludge based on the nutrient needs of the soil.

SALES AND MARKETING

         Ag-Chem has one group of sales and marketing employees specifically devoted to the agricultural market. The Company also has other groups of sales employees focusing primarily on fertilizer dealers and farm cooperatives, selling industrial equipment, selling SOILECTION equipment, and selling the Company's AgTec division products to retail dealers. In the United States, the Company sells its Lor*Al product line to end-users through three distributors in part of the country and through Ag-Chem sales force in other parts of the country. Internationally, Ag-Chem sells its products through its subsidiary, Ag-Chem Europe, B.V., as well as a network of distributors. The Company's sales effort consists of national and regional advertising, a catalog, web-based sales, direct mail programs, and trade shows.

         For fiscal 1999, 1998 and 1997 the members of a farming co-op accounted for 12.6%, 13.8% and 13.8% of net sales, respectively. Such members retain individual purchasing authority, and the Company does not consider the related business risks to equate to one single, large customer.

         Ag-Chem offers financing to customers through several different programs that involve third-party lenders and lessors. Although Ag-Chem has no responsibility or obligation in the event of a default by purchasers or lessors of such equipment, the Company attempts to assist lenders and lessors in reselling repossessed equipment.

         Ag-Chem also offers its own lease and debt-financing program. Ag-Chem retains a security interest in the financed equipment, which allows the Company, at its option, to sell such leases or notes. Ag-Chem maintains a full time credit and collection staff which conducts credit evaluations and administers the customer financing activities. Since the Company began financing its own equipment, it has experienced limited defaults. Moreover, the Company believes an active market exists for used equipment. Ag-Chem finances equipment for terms up to seven years. Lessees have the option of converting the rental to a purchase.

SUPPLIERS

         The Company currently relies upon single sources of supply for a number of components that are used in the manufacture of its off-road machines and related equipment. The Company believes that alternative sources will become available within a reasonable time for each of the components currently obtained from such sources. Ag-Chem generally has supply contracts with its larger suppliers which are based on price but do not require minimum volume purchases.

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

         The Company believes that the percentage of farmers who apply crop inputs with their own equipment has decreased and expects it to decline further due to a number of factors.

         Increased productivity is one of the benefits of outsourcing crop input application to independent fertilizer dealers. Tractors and pull-behind spreaders commonly used by farmers to apply crop inputs are typically less accurate and require significantly more time, and operate at lower speeds (approximately 4 to 5 mph) than Ag-Chem equipment, which fertilizes at a speed of approximately 16 mph and precisely applies the fertilizer.

         Both the trend toward outsourcing crop input application and the consolidation of the farming industry over the last decade have bolstered the demand for Ag-Chem's products. The result of such consolidation has been fewer but larger and financially stronger farms. Farmers are becoming increasingly sophisticated in agro-economics and more likely to contract for applicator services. Moreover, heightened competition motivates fertilizer dealers to stay current with advances in fertilization technology, which can result in replacing application equipment before the end of its useful life. Accordingly, while the aggregate United States farm acreage planted has remained relatively stable in recent years, Ag-Chem, and the custom application equipment industry as a whole, have continued to grow.

Demand for Ag-Chem's agricultural equipment can be affected by the following factors, among others:

         o Grain prices - commodity prices have an effect on customer attitudes and purchasing decisions;

         o Government regulations - many growers don't want to be concerned with increasing regulations associated with handling various crop inputs;

         o Low-dose chemicals - changes in crop protection chemistry and formulation have resulted in crop protection chemicals that require very precise spray systems;

         o Rural labor pool - decreasing rural populations make finding seasonal farm labor more difficult;

         o Weather - extreme conditions of drought or flood influence purchasing decisions in affected areas;

         o Trained personnel - the limited number of skilled equipment operators is a factor for customers considering equipment purchases;

         o Interest rates - the cost of borrowing money is a factor for customers considering equipment purchases;

         o Market conditions for the ag retailer/custom applicator - margins on crop inputs affect profitability, and therefore influence buying decisions;

         o Mandated capital expenditures - fertilizer dealers in many states have been or will be required by law to upgrade their facilities with costly containment measures, potentially delaying equipment purchases.

         o Genetically modified seed - There is uncertainty around genetically modified seed and as a result there is uncertainty in farmers' ability to market these crops.

         The off-road agricultural application equipment industry, which excludes "short-line" equipment (i.e. equipment pulled behind or mounted on a tractor or pickup), consists of over 10 manufacturers. Competitors, who at one time were substantially smaller than Ag-Chem, are now considerably larger. In the recent past, Deere & Co. has entered the post-emergence market, Case Corporation (Case) has purchased Tyler Inc. (Tyler), and AgCo Inc. (AgCo) has purchased Willmar Manufacturing Inc. (Willmar). Although each company is smaller in terms of equipment sold in the Company's industry, they are each supported by a much larger parent company. Deere & Co. and Willmar manufacture and sell post-emergence vehicles. Tyler, a Case subsidiary, markets pre-emergence and post-emergence equipment.

         With competition based largely on price, quality, technology and service, Ag-Chem has positioned itself as a supplier of quality products with an emphasis on service and training, as exemplified by the Company's numerous parts and service centers and by the training provided at the Ag-Chem Technology & Education Center.

MANUFACTURING

         The Company's manufacturing process includes machining, fabricating, welding, assembling and painting. Off-road machines and related equipment are manufactured in the Company's facilities in Jackson, Minnesota. The spraying equipment produced by the Company's AgTec Division is manufactured in a plant located in Niles, Michigan. The Lor*Al product line is manufactured in Benson, Minnesota, as are certain components for the Ag-Chem line. The Company's Ag-Chem Europe B.V. subsidiary manufactures sludge and agricultural equipment in Grubbenvorst, Holland.

RESEARCH AND DEVELOPMENT

         As of September 30, 1999, the Company employed a staff of employees and contractors in research and development who are responsible for developing new products and improvements or enhancements to existing products. Research and development expenditures were $9.4 million in fiscal 1999, $10.8 million in fiscal 1998 and $9.4 million in fiscal 1997. Such expenditures constituted 3.2 percent, 3.4 percent and 2.9 percent of the Company's fiscal 1999, 1998, and 1997 net sales, respectively. The Company believes its ongoing commitment to new products and improvements and upgrades of existing products provide the Company with a major competitive advantage and technological leadership.

PATENTS AND TRADEMARKS

         The Company holds a number of patents that cover certain aspects of its products. The Company believes that several of its patents, particularly relating to site-specific agriculture, are significant to the Company's business. The Company's patents generally have terms that expire twenty years from the effective patent application filing dates, although patent terms can differ, based on particular jurisdiction and filing date. No assurance can be given that, if applied for by the Company, any patents will be issued or that the patents currently held or new patents, if issued, will be valid or will provide any significant competitive protection for the Company.

         Ag-Chem has obtained federal trademark registration of the Ag-Chem logo and the "SOILECTION(R)" trademark. In addition, the Company uses and claims rights to and has obtained federal registration of a number of trademarks used to identify the Company's products. The Company's prior use of an unregistered name or trademark may entitle it an exclusive right to such usage in connection with the sale of that Company's products in a particular market area. However, registration of a trademark with the U.S. Patent and Trademark Office provides such right throughout the United States and creates a presumption that the trademark is valid. There can be no assurance that any trademark application, if filed by the Company, will result in the receipt of a registration for the trademark. There can also be no assurance that the Company's use of their tradename or trademark will not infringe upon the rights of others, or that they will be free from future challenge by others as prior use or as otherwise being unprotectable.

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

         The Company is subject to various federal, state, and local laws affecting its business as well as a variety of regulations relating to matters such as working conditions and product safety.

         The Company's European shipments are subject to the rules and regulations of the European Economic Community (the "EEC") as well as those of the individual countries. These rules and regulations apply to self-propelled agricultural working machines traveling on public roads. Also required by the "EEC" is a certification that addresses operator safety and working conditions.

EMPLOYEES

         The Company employs 1,445 full-time employees, of whom 825 were engaged in manufacturing & engineering, 383 in service and parts distribution, 127 in sales, and 110 in administration. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.

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

         The Company owns executive offices in the Brenwood Office Park located in Minnetonka, Minnesota. The Company's executive offices occupy approximately 43,300 of the total 176,000 square feet of available space. Leasing operations related to space not occupied by the Company in the Brenwood Office Park is not deemed material to the Company's operations. The Company owns properties in Jackson, Minnesota, and leases the others. The manufacturing facility in Benson, Minnesota is presently operating at approximately 50% capacity, and the Jackson, Minnesota manufacturing facility is operating at approximately 60% capacity. The Company considers each of its facilities to be in good condition.

         The Company also has 20 parts and service centers ranging from 8,000 to 45,000 square feet, of which it owns 12, leases 5, and operates 3 on a consignment basis (i.e. the Company contracts with a third party to service Ag-Chem customers).

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The common stock of the Company (ticker symbol "AGCH") currently trades on The NASDAQ Stock Market (National Market System). The following table sets forth, for the periods indicated, the high and low sales prices for the Company's Common Stock for each quarter within the last two fiscal years as reported by NASDAQ. These quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

                                                                         -------------------------
                                                                               SALES PRICE
                                                                         -------------------------
                                                                              LOW            HIGH
          FISCAL YEAR ENDED SEPTEMBER 30, 1998
                   First quarter.......................................     $12.50         $19.88
                   Second quarter......................................     $12.75         $18.00
                   Third quarter.......................................     $12.75         $22.13
                   Fourth quarter......................................     $12.75         $21.00
          FISCAL YEAR ENDED SEPTEMBER 30, 1999
                   First quarter ......................................      $9.50         $13.00
                   Second quarter......................................     $10.00         $16.75
                   Third quarter.......................................      $9.75         $12.19
                   Fourth quarter......................................      $8.50         $10.75

         As of December 10, 1999, there were 371 shareholders of record and approximately 1,900 shareholders in street name.

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

CONSOLIDATED STATEMENTS OF EARNINGS DATA: (1)

                                                 ----------------------------------------------------------------------------
                                                                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------------------

                                                     1999           1998             1997            1996           1995
                                                     ----           ----             ----            ----           ----
Net sales..................................          $292,679        $322,122         $318,212       $280,152        $233,852
Cost of sales..............................           214,688         234,959          232,565        200,378         166,711
Selling, general and administrative
   expenses................................            70,259          74,003           69,034         61,239          48,279
Operating income...........................             7,732          13,160           16,613         18,535          18,862
Other income...............................             2,994           3,384            3,186          3,248           2,200
Interest expense...........................             5,713           6,246            6,229          5,935           2,673
Earnings before income taxes...............             5,013          10,298           13,570         15,848          18,389
Income tax expense.........................             1,625           3,450            6,000          6,100           6,980
Net earnings...............................             3,388           6,848            7,570          9,748          11,409
Earnings per share.........................              0.35            0.71             0.78           1.01            1.19
Weighed average common shares outstanding..             9,616           9,660            9,683          9,672           9,604

CONSOLIDATED BALANCE SHEET DATA: (1)

                                                 ----------------------------------------------------------------------------
                                                                   FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                                                 ----------------------------------------------------------------------------

                                                     1999            1998            1997            1996            1995
                                                     ----            ----            ----            ----            ----

Working capital............................          $66,302         $76,174         $53,497         $47,873         $56,248
Property, plant and equipment, net.........           42,470          45,813          46,260          42,697          38,322
Total assets...............................          189,929         188,194         187,999         185,559         151,689
Long-term debt, less current installments..           44,299          59,903          45,368          43,334          57,105
Stockholders' equity.......................           73,223          70,420          63,887          57,343          44,873
Average number of employees................            1,536           1,720           1,637           1,534           1,111
Return on beginning equity (2).............             4.8%           10.7%           13.2%           21.7%           33.7%


------------------------------------------------
(1)Dollars and shares in thousands, except per share amounts.
(2)Return on beginning equity is calculated as net earnings for the period divided by the equity balance at the end of the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

SUMMARY

         The following table presents the percent of net sales for each item in the Consolidated Statements of Earnings:

                                               ------------------------------------------------
                                                          YEARS ENDED SEPTEMBER 30,
                                               ------------------------------------------------
                                                1999               1998                 1997
                                               -------            --------             --------
Net sales.................................      100.0               100.0                100.0
Cost of sales.............................       73.4                72.9                 73.1
                                               -------            --------             --------
Gross profit..............................       26.6                27.1                 26.9

Selling, general and administrative
expenses..................................       24.0                23.0                 21.7
                                               -------            --------             --------
                                                  2.6                 4.1                  5.2

OTHER INCOME (EXPENSE):
Other income..............................        1.0                 1.0                  1.0
Interest expense..........................       (2.0)               (1.9)                (1.9)
                                               -------            --------             --------
Earnings before income taxes..............        1.6                 3.2                  4.3

Income tax expense........................        0.6                 1.1                  1.9
                                               -------            --------             --------

Net earnings..............................        1.0                 2.1                  2.4
                                               =======            ========             ========


------------------------------------------------

RESULTS OF OPERATIONS  - FISCAL 1999 COMPARED TO FISCAL 1998

         Consolidated net sales decreased by $29,443, or 9.1%, to $292,679 in the fiscal year ended September 30, 1999 (fiscal 1999) from the fiscal year ended September 30, 1998 (fiscal 1998). The decrease was primarily the result of decreases in pre-emergence and post-emergence equipment unit shipments. The agricultural economy has continued to suffer as a result of low commodity prices, which has lowered demand for equipment. Additionally, the farm supply industry is experiencing consolidation with a resulting decrease in demand for equipment in the short-term. The Company expects these factors to continue to affect its business in the year ending September 30, 2000 but is uncertain about impact on future sales. The changes and factors described above are quantified as follows:

         o Post-emergence equipment net sales decreased $11,736 or 13.2% during fiscal 1999 as compared to fiscal 1998. As a result, sales of post-emergence equipment represented 26.2% of net sales in fiscal 1999 compared to 27.5% in fiscal 1998.

         o Pre-emergence equipment net sales decreased $20,190, or 15.8% during fiscal 1999 compared to fiscal 1998. As a result, sales of pre-emergence equipment represented 36.7% of net sales in fiscal 1999 compared to 39.6 in fiscal 1998.

         o Sales of other product lines increased $2,483, primarily because of new product lines introduced in mid 1999.

         Consolidated gross profit for fiscal 1999 decreased $9,172 or 10.5% from the prior-year. Consolidated gross profit as a percent of net sales was 26.6% and 27.1% for fiscal 1999 and 1998, respectively. Gross profit as a percent of net sales was reduced during fiscal 1999 due to price reductions on old-style machines and increased discounts on the current product line. The Company expects continued reduced margins due to competitive pressures. Additionally, higher manufacturing costs due to fewer hours of production in the current year reduced gross profit. Gross profit as a percent of net sales was negatively impacted in the prior fiscal year by warranty expense related to older model equipment. The Company has made efforts to reduce warranty expense through improved designs on newer models. Warranty expense for fiscal 1999 was significantly lower as compared to the prior fiscal year. The Company expects this trend to continue in fiscal 2000.

         Consolidated selling, general and administrative expenses (S,G&A) decreased $3,744 or 5.1% in fiscal 1999 as compared to fiscal 1998. Compensation, employee benefits and employee-related expenses decreased 5.2% or $2,688. During the three months ended December 31, 1998, the Company initiated efforts to contain S,G&A expenses through employment reductions and other cost control efforts. These efforts reduced S,G&A expense during fiscal 1999. All other S,G&A expenses decreased by 4.6% or $1,056. S,G&A expenses as a percent of net sales were 24.0% and 23.0% in fiscal 1999 and 1998, respectively.

         As a result of the above, operating income was $7,732 and $13,160 in fiscal 1999 and 1998, respectively.

         The effective tax rates in fiscal 1999 and 1998 were 32.4% and 33.5%, respectively. The decrease in the effective tax rate was primarily the result of a lower effective state tax rate and net operating loss carry-forward utilization by Ag-Chem Europe B.V.

         Included in the results of operations discussed above are the results of Ag-Chem Europe B.V. This subsidiary experienced a $3,651 or 20.7% increase in net sales from fiscal 1998 to 1999. This increase was primarily the result of increased pre-emergence equipment net sales due to an increase in unit shipments. The increase in units shipped was the result of increased efforts by the Company to penetrate the European market. Gross profit for this subsidiary increased $1,442 or 52.8% in fiscal 1999, compared to the prior year. Gross profit as a percentage of sales increased from 15.5% during fiscal 1998 to 19.6% in fiscal 1999. Net income for this subsidiary was $610 during fiscal 1999 compared to $136 in the prior year. The remaining components of the subsidiary's results were materially unchanged from the prior year and had no material effect on the consolidated result of operations. The Company expects the decline in the farming economy to continue to affect its European operations in a manner similar to its domestic operations.

         A single currency called the Euro was introduced in Europe on January 1, 1999. Although the Company has experienced no material impact, the increased price transparency resulting from the use of a single currency may affect the ability of Ag-Chem and other companies to price their products differently in the various European markets. A possible result of this price harmonization is lower average prices for products sold in these markets. Additionally, the Company is in the process of replacing the financial systems used by Ag-Chem Europe B.V. so that it will be capable of converting to the currency. The Company has put in place such new systems in the first quarter of fiscal 2000.

LIQUIDITY AND FINANCIAL POSITION - 1999 COMPARED TO 1998

         Net cash used in operating activities was $3,554 in fiscal 1999 compared to net cash provided by operating activities of $9,789 in fiscal 1998. The major reason for this fluctuation was that changes in operating assets and liabilities used cash of $13,058 and $5,788 in fiscal 1999 and 1998, respectively. Increased investments in inventories used cash of $7,712 and $1,857 in fiscal 1999 and 1998, respectively. Inventories increased to $109,463 at September 30, 1999 from $101,751 at September 30, 1998. Inventories increased in fiscal 1999 primarily because sales did not meet expectations. The Company is taking steps to reduce its inventories in fiscal 2000 by reducing the production schedule and modifying the materials planning process. Accounts payable used cash of $4,261 in fiscal 1999 compared to providing cash of $71 in fiscal 1998. Accounts payable as of September 30, 1999 was $10,859 compared to $15,120 at September 30, 1998. The decrease in accounts payable is related to the Company's attempt to reduce its inventory in fiscal 2000. These uses of cash were partially offset, primarily, by reductions in the Company's account receivables at September 30, 1999 compared to September 30, 1998. Accounts receivable provided $4,577 and $229 in fiscal 1999 and 1998, respectively. The Company anticipates that in fiscal 2000, cash will be generated by operating activities to satisfy the current portion of long-term debt.

         Cash used in investing activities in fiscal 1999 was $2,136 compared to $6,187 in the prior-year. The decrease in cash used by investing activities was primarily the result of reductions in purchases of property, plant and equipment. In fiscal 1999, investments in property, plant and equipment were $1,759 compared to $3,969 in the prior year. The Company reduced its investment in property, plant and equipment in fiscal 1999 compared to 1998 as part of its cost control program and to conserve cash flow. The Company used $592 and $2,906 for investment in rental equipment in fiscal 1999 and 1998, respectively. The Company experienced a much greater increase in rental equipment during fiscal 1998 than it did in fiscal 1999 as its customers looked to reduce their capital expenditures.

         Cash used in financing activities was $5,812 in fiscal 1999, compared to $3,739 in the prior year. The increase in cash used in financing activities was primarily the result of a decrease in checks outstanding in excess of cash balances. The net receipts from notes payable and long-term debt were $8,283 during fiscal 1999 compared to a net repayment of $5,425 during fiscal 1998. This increase in net borrowings was primarily due to increased working capital requirements.

         Working capital at September 30, 1999 was $66,302. As of September 30, 1999, the Company had $34,500 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit would provide sufficient liquidity to meet working capital requirements.

         The terms of the Company's line of credit agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57.5 million plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. At September 30, 1999, the Company was not in compliance with the interest coverage ratio covenant with its banks. On December 22, 1999 the banks waived the events of non-compliance and modified the debt agreement. The Company believes that it will be in compliance with its debt covenants in fiscal 2000 as a result of the amendment to the debt agreement. At September 30, 1999 and 1998, the weighted average interest rate payable on this line of credit was 8.0% and 7%, respectively.

RESULTS OF OPERATIONS -1998 COMPARED TO 1997

         Consolidated net sales increased by $3,910 or 1.2 percent to $322,122 in fiscal 1998 from the year ended September 30, 1997 (fiscal 1997). The increase was the net effect of a number of offsetting factors as follows:

         o Post-emergence equipment net sales decreased $12,582, resulting from decreased unit shipments due to increased competition and softening of the agricultural markets. Post-emergence equipment also decreased because the farming economy suffered as a result of low commodity prices which decreased demand for equipment. Finally, the farm supply industry experienced consolidation that reduced the number of potential customers, with a resulting decrease in the demand for new equipment.

         o Pre-emergence equipment net sales increased $6,776, primarily the result of sales of newly designed equipment, such as the model 8104 Terragator which was introduced in the second quarter of fiscal 1998. These new models had higher selling prices. As such, pre-emergence net sales increased due to higher average selling prices rather than as a result of the number of units shipped.

         o Sales of other product lines increased $9,716, primarily as the result of the Company's new market penetration efforts in parts and service centers, and increased demand for used equipment.

         The net effect of the foregoing factors is that net sales of the Company's line of post-emergence equipment decreased by 12.4% during fiscal 1998 and net sales of pre-emergence equipment increased by 5.6%. As a result, sales of post-emergence equipment decreased from 32.0% of net sales during fiscal 1997 to 27.5% of total revenues during fiscal 1998

         Consolidated gross profit for fiscal 1998 increased $1,516 or 1.8% from the prior-year. Consolidated gross profit as a percent of net sales was 27.1% and 26.9% for fiscal 1998 and 1997, respectively. The increase in gross profit as a percentage of net sales was primarily the result of changes in product mix that improved gross margin during fiscal 1998. Also, fixed costs, as a percentage of total product costs, increased in the prior year as a result of plant expansions during such year. These factors were offset, in part, by operating efficiencies gained from increased production during such year. Fiscal 1998 gross profit as a percentage of net sales was negatively impacted by higher product costs due to start-up expenditures in the first quarter on the Company's new model 8103 Terragator. As expected, margins improved on the new model 8103 after the second quarter.

         Consolidated selling, general and administrative expenses (S,G&A) increased $4,969 or 7.2% in fiscal 1998 as compared to the prior year. This increase was largely attributable to a 6.4% or $2,890 increase in compensation, employee benefits and employee-related expenses resulting from an increase in the number of employees to support the Company's anticipated sales growth and new product development. All other S,G&A expenses increased by 8.7% or $2,079 as a result of actual sales growth and support of previously anticipated sales growth. Of the overall increase in S,G&A expenses, costs to support the Company's sales growth increased $2,135 or 3.7%, and costs to support product development increased $2,834 or 24.9%. S,G&A expenses as a percent of net sales were 23.0% and 21.7% in the year ended September 30, 1998 and 1997, respectively.

         As a result of the above, operating income was $13,160 and $16,613 in fiscal 1998 and 1997, respectively.

         Interest expense increased $17 in fiscal, 1998. Base interest rates were relatively stable and changes in such rates had a minimal effect on interest expense. The primary cause of the increased interest expense was increased borrowing to support working capital requirements.

         The effective tax rates in fiscal 1998 and 1997 were 33.5% and 44.2%, respectively. The factors contributing to the reduction in the rate include an increase in the research and experimentation credit, the implementation of several strategies to reduce federal and state taxes, and the inability to benefit from the net loss incurred by the Company's European subsidiary in fiscal 1997.

         As a result of the above, net earnings were $6,848 and $7,570 in fiscal 1998 and 1997, and earnings per share were $.71 and $.78 for fiscal 1998 and 1997, respectively.

         Included in the results of operations discussed above, are the results of the Company's Dutch subsidiary. This subsidiary experienced a $3,132 or 21.6% increase in net sales from fiscal 1997 to 1998. This increase was primarily the result of increased pre-emergence equipment sales due to an increase in unit shipments. The increase in units shipped was the result of increased efforts by the Company to penetrate the European market. Gross profit for this subsidiary increased $1,904 or 230% in fiscal 1998 compared to fiscal 1997. Gross profit as a percentage of sales increased from 5.7% during fiscal 1997 to 15.5% in fiscal 1998. This increase was due to a one-time charge in fiscal 1997 that related to used inventory valuation. Net income for this subsidiary was $136 during fiscal 1998 compared to a net loss of $1,556 in fiscal 1997. The remaining components of the subsidiary's results were materially unchanged from fiscal 1997 and had no material effect on the consolidated results of operations.

LIQUIDITY AND FINANCIAL POSITION - 1998 COMPARED TO 1997

         Net cash provided by operating activities was to $9,789 in fiscal 1998 compared to $17,754 in fiscal 1997. The major reason for this change was that changes in operating assets and liabilities used cash of $5,788 in fiscal 1998 while changes in operating assets and liabilities provided cash of $1,949 in fiscal 1997. Increased investments in inventories net of an increase in accounts payable balances, used $1,786 of cash compared to cash provided in the prior year of $4,821. Inventories increased to $101,751 at September 30, 1998 from $99,894 at September 30, 1997 in order to meet the forecasted fall shipment schedule. In addition, customer prepayments and deferred income decreased $334 in fiscal 1998 compared to $1,856 in fiscal 1997.

         Cash used in investing activities in fiscal 1998 was $6,187 compared to $10,990 in the prior-year period. This decreased use of cash was primarily due to investments in the Company's Technology & Education Center and other investments in property, plant and equipment in order to support the Company's growth during fiscal 1997. In fiscal 1998, investments in property, plant and equipment were $3,969 compared to $7,407 in fiscal 1997.

         Cash used in financing activities was $3,739 in fiscal 1998, compared to $6,249 in the prior period. The increase in cash used in financing activities was primarily the result of an increase in checks outstanding in excess of cash balances. The net receipts of notes payable and long-term debt were $5,425 during fiscal 1998 compared to a net repayment of $5,452 during fiscal 1997. This increase in net borrowings was primarily due to increased working capital requirements.

IMPACT OF YEAR 2000

         During the fourth quarter of fiscal 1999, Ag-Chem continued its company-wide program to prepare the Company's computer systems for Year 2000 compliance. The Year 2000 issue relates to computer systems that use the last two digits rather than all four to define a year and whether such systems will properly and accurately process information when the year changes to 2000. Incomplete or untimely resolution of Year 2000 issues by the Company, by its critical suppliers and customers, by public utility providers, or by government entities could have a material adverse impact on the Company's business, operations, or financial condition.

         STATE OF READINESS - The Company has retained an independent consultant to assess the adequacy of the Company's Year 2000 initiatives and remediation plans. All of the Company's essential information technology ("IT") systems have been inventoried and remediation plans for any Year 2000 issues have been implemented. The Company has developed Year 2000-compliant applications for the Company's order entry and customer service systems. The Company has upgraded its information system used in manufacturing operations, material planning, inventory management, order processing, financial management and human resources applications, which the Company currently believes is now Year 2000-compliant. The Company purchased Year 2000-compliant upgrades to the Company's payroll application and telephone system. The Company purchased Year 2000-compliant upgrades for its software applications for customer inquiries and for processing and tracking warranty claims and returns. These upgrades have been fully implemented. To serve as an additional check for code non-compliance, the Company has purchased Year 2000 scanning tools that are being used on its computer software. With the implementation of these applications and upgrades, the Company believes that all of its core applications and IT systems are Year 2000-compliant. Substantially all the system testing has been satisfactorily completed.

         The Company has engaged in discussions with its largest suppliers regarding their plans to remediate Year 2000 issues. The Company sent each of its significant suppliers a questionnaire inquiring as to the magnitude of their Year 2000 issues and the status of their readiness. The Company has received assurances from a significant portion of its suppliers that such third parties will become Year 2000 compliant in a timely manner. The Company has followed up with these third parties and does not anticipate a disruption of business.

         RISKS - The Company tested its critical operating and financial systems and remains uncertain of the risks the Year 2000 will have on its business operations and on its financial condition. As the process of inventorying non-IT systems proceeds, the Company may identify systems that present a Year 2000 risk. In addition, if any third parties who provide goods or services essential to the Company's business activities, including vendors from whom the Company has purchased Year 2000 compliant upgrades, fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition and operating results.

         CONTINGENCY PLANS - The Company's Year 2000 Project Team's initiatives included the development of contingency plans in the event the Company has not completed all of its remediation plans in a timely manner. In addition, the Year 2000 Project Team developed contingency plans in the event that any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Year 2000 Project Team concluded the development of these contingency plans by the end of the fourth quarter of fiscal 1999.

         COSTS - The Company estimates that the expenses incurred during fiscal 1999 to address Year 2000 issues were approximately $311. The Company estimates that it will incur minimal additional expense to complete its remediation plans required for its IT systems, which includes systems software costs and consulting fees.


FORWARD-LOOKING STATEMENTS

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects", "should", and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These include factors that affect all businesses, as well as matters specific to the Company and markets it serves.

         For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad have a significant impact on economic growth, and, accordingly, demand for their products. For example, if the Federal Reserve Board raises interest rates in fiscal 2000, the U.S. economy could slow and negatively impact demand for the Company's products. If low interest rates in Europe do not stimulate that economy or if government spending is significantly reduced, the demand for Company products in that region could be negatively impacted.

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

         The rate of growth for the agricultural industry and the rate of acceptance of new technologies, such as SOILECTION also play a significant role in the Company's results. The Company's products are an integral component of these activities and as they increase or decrease in the U.S. or abroad, demand for the Company's products may be significantly impacted.

         The Company operates in a highly competitive environment and the Company's outlook depends on a forecast of the Company's share of industry sales. A reduction in that share could result from unanticipated pricing or product strategies pursued by competitors, unanticipated product or manufacturing difficulties, or a failure to price the Company's products competitively. As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, competitive pressures did have an effect on share of industry sales in the U.S. and Canada in 1999 and if those pressures continue to have an impact, sales for 2000 could fall below current projections.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISPOSURES ABOUT MARKET RISK.

         The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in the Company's earnings and cash flows. The Company estimates market risk using sensitivity analysis, which is defined as the change in the fair value of a derivative or financial instrument assuming a hypothetical 10% adverse change in the market rates or prices. The Company evaluates and manages exposure to these market risks as follows:

         o Interest rates - The Company manages its debt structure and interest rate risk through the use of fixed- and floating-rate debt and through the use of derivatives. Interest rate swaps may be used to hedge the Company's exposure to interest rate changes, and also to lower financing costs. Generally under these swaps, the Company agrees with a counterpart to exchange the difference between fixed-rate and floating rate interest amounts based on an agreed notional principal amount. The Company's primary exposure is to U.S. interest rates and to a lesser extent to Dutch interest rates. The Company has no exposure due to rate changes for fixed rate or long-term debt obligations which aggregated $25.3 million at September 30, 1999 with interest rates ranging from 4.5 to 7.25 percent. Based on the results of the sensitivity analysis, net earnings would be adversely impacted by approximately $200. This impact is based on the Company's $60.5 million of variable interest rate borrowings outstanding at September 30, 1999.

         o Foreign currency exchange rates - Foreign currency fluctuations can affect the Company's net investments and earnings denominated in foreign currencies. The Company primarily uses currency forward contracts to selectively hedge exposure to changes in exchange rates. These contracts function as hedges since they change in value inversely to the change created in the underlying exposure as foreign exchange rates fluctuate. The Company's primary exchange rate exposure is with the Dutch guilder and the Canadian dollar against the U.S. dollar. Based on the results of the sensitivity analysis at September 30, 1999, the Company's estimated net earnings exposure for foreign currency exchange rates is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.



We have audited the accompanying consolidated balance sheets of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.






                                         KPMG LLP




Minneapolis, Minnesota
November 12, 1999, except as to note 7 which is as of December 22, 1999.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------



ASSETS

                                                                        -----------------------------------------------
                                                                                        September 30,
                                                                        -----------------------------------------------
                                                                              1999                         1998
                                                                       -------------------          -------------------
CURRENT ASSETS:
        Accounts receivable, less allowance for doubtful accounts
           of $874 and $730, respectively                                         $18,922                      $23,499
        Notes receivable, current portion, and accrued interest
           receivable (note 5)                                                      5,296                        4,178
        Inventories (note 2)                                                      109,463                      101,751
        Deferred income tax benefits, net (note 10)                                 4,400                        4,000
        Prepaid expenses and other current assets                                     628                          617
                                                                       -------------------          -------------------
         Total current assets                                                     138,709                      134,045
                                                                       -------------------          -------------------


  PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 3, 4 AND 8)                            42,470                       45,813

  OTHER ASSETS:
        Notes receivable, less current maturities (note 5)                          7,046                        5,596
        Intangible and other assets, net of accumulated amortization
           of $4,142 and, $3,404, respectively (note 1)                             1,704                        2,740
                                                                       -------------------          -------------------
         Total other assets                                                         8,750                        8,336
                                                                       -------------------          -------------------

  TOTAL ASSETS                                                                   $189,929                     $188,194
                                                                       ===================          ===================


================================================================================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           ----------------------------------------------------
                                                                                              September 30,
                                                                           ----------------------------------------------------
                                                                                   1999                           1998
                                                                           ----------------------         ---------------------
  CURRENT LIABILITIES:
      Current installments of long-term debt (note 8)                                     $6,381                        $6,367
      Note payable to banks (note 7)                                                      35,225                        11,352
      Accounts payable                                                                    10,859                        15,120
      Checks outstanding in excess of cash balances                                          138                         2,145
      Customer prepayments                                                                 5,183                         6,934
      Accrued expenses (note 6)                                                           13,262                        14,566
      Deferred revenue                                                                     1,359                         1,013
      Accrued income taxes                                                                   ---                           374
                                                                           ----------------------         ---------------------
     Total current liabilities                                                            72,407                        57,871

  LONG-TERM DEBT, LESS CURRENT INSTALLMENTS (NOTE 8)                                      44,299                        59,903
                                                                           ----------------------         ---------------------
     Total liabilities                                                                   116,706                       117,774
                                                                           ----------------------         ---------------------

  STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value: Authorized, 40,000,000 shares; issued
         and outstanding, 9,595,468 shares and 9,640,268, respectively                        96                            96
     Additional paid-in capital                                                            1,274                         1,737
     Retained earnings                                                                    72,318                        68,930
     Accumulated other comprehensive income                                                 (465)                         (343)
                                                                           ----------------------         ---------------------
     Total stockholders' equity                                                           73,223                        70,420
                                                                           ----------------------         ---------------------

  COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)
     Total liabilities and stockholders' equity                                         $189,929                      $188,194
                                                                           ======================         =====================


================================================================================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

--------------------------------------------------------------------------------

                                                        ---------------------------------------------------------------
                                                                           YEAR ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------------------
                                                              1999                   1998                  1997
                                                              ----                   ----                  ----
 Net sales                                                       $292,679              $322,122               $318,212
 Cost of sales                                                    214,688               234,959                232,565
                                                        ------------------     -----------------     ------------------
        Gross profit                                               77,991                87,163                 85,647

 Selling, general and administrative expenses                      70,259                74,003                 69,034
                                                        ------------------     -----------------     ------------------
        Operating income                                            7,732                13,160                 16,613

 Other income (expense):
        Other income (note 11)                                      2,994                 3,384                  3,186
        Interest expense                                           (5,713)               (6,246)                (6,229)
                                                        ------------------     -----------------     ------------------
        Earnings before income taxes                                5,013                10,298                 13,570

 Income tax expense (note 10)                                       1,625                 3,450                  6,000
                                                        ------------------     -----------------     ------------------

 Net earnings                                                      $3,388                $6,848                 $7,570
                                                        ==================     =================     ==================

 Earnings per share, basic and diluted                              $0.35                 $0.71                  $0.78

 Weighed average common shares outstanding,                     9,616,313             9,660,152              9,683,341
   basic and diluted

================================================================================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                                                           TOTAL
                                         COMMON STOCK                 ADDITIONAL    RETAINED        ACCUMULATED OTHER  STOCKHOLDERS'
                                     SHARES         AMOUNT         PAID-IN CAPITAL  EARNINGS      COMPREHENSIVE INCOME     EQUITY
                                     ------         ------         ---------------  --------      --------------------     ------
Balances at September 30, 1996     9,695,768         $97               $2,699      $54,512                  $35            $57,343


Comprehensive Income:

  Net earnings                           ---         ---                  ---        7,570                  ---              7,570

  Other comprehensive loss               ---         ---                  ---          ---                 (515)              (515)
                                                                                                   --------------------------------
Comprehensive Income                                                                                                         7,055

Purchases and retirement of
  previously issued shares           (25,500)        ---                 (511)         ---                  ---               (511)
                                 --------------------------------------------------------------------------------------------------

Balances at September 30, 1997     9,670,268          97                2,188       62,082                 (480)            63,887


Comprehensive Income:

  Net earnings                           ---         ---                  ---        6,848                  ---              6,848

  Other comprehensive income             ---         ---                  ---          ---                  137                137
                                                                                                   --------------------------------

Comprehensive Income                                                                                                         6,985

Purchases and retirement of
  previously issued shares           (30,000)         (1)                (451)         ---                  ---               (452)
                                 --------------------------------------------------------------------------------------------------

Balances at September 30, 1998     9,640,268          96                1,737       68,930                 (343)            70,420


COMPREHENSIVE INCOME:

  NET EARNINGS                           ---         ---                  ---        3,388                  ---              3,388

  OTHER COMPREHENSIVE LOSS               ---         ---                  ---          ---                 (122)              (122)
                                                                                                   --------------------------------

COMPREHENSIVE INCOME                                                                                                         3,266

PURCHASES AND RETIREMENT OF
  PREVIOUSLY ISSUED SHARES           (44,800)        ---                 (463)         ---                  ---               (463)
                                 --------------------------------------------------------------------------------------------------

BALANCES AT SEPTEMBER 30, 1999     9,595,468         $96               $1,274      $72,318                ($465)           $73,223
                                 ==================================================================================================

================================================================================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                           ----------------------------------------------------
                                                                                              SEPTEMBER 30,
                                                                                1999              1998               1997
                                                                           ----------------  ----------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings                                                               $3,388            $6,848            $7,570

ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
         Depreciation and amortization                                               6,726             8,330             8,259
         Gain on sale of equipment                                                    (210)             (151)               (5)
         Decrease (increase) in deferred income tax benefits                          (400)              550               (19)
         Changes in operating assets and liabilities, net of effects of acquisition:
                  Accounts receivable                                                4,577               229              (827)
                  Operating notes receivable                                        (2,568)           (1,373)             (964)
                  Inventories                                                       (7,712)           (1,857)            2,417
                  Other current assets                                                  76               264              (311)
                  Accounts payable                                                  (4,261)               71             2,404
                  Customer prepayments and deferred revenue                         (1,405)             (334)            1,856
                  Accrued expenses                                                  (1,304)           (2,938)             (682)
                  Income taxes                                                        (461)              150            (1,944)
                                                                           ----------------  ----------------   ---------------
                  Cash provided by (used in) operating activities                   (3,554)            9,789            17,754

CASH FLOWS FROM INVESTING ACTIVITIES:
         Retirement of short-term investments for industrial revenue bond               23               722               ---
         Purchase of property and equipment                                         (1,759)           (3,969)           (7,407)
         Increase in rental equipment                                                 (592)           (2,906)           (3,517)
         Proceeds from sale of equipment                                               245               132                19
         Increase in other assets                                                      (53)             (166)              (85)
                                                                           ----------------  ----------------   ---------------
                  Cash used in investing activities                                 (2,136)           (6,187)          (10,990)


================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                         -------------------------------------------------------
                                                                                             SEPTEMBER 30,
                                                                         -------------------------------------------------------
                                                                               1999               1998               1997
                                                                         -----------------   ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase (decrease) in checks outstanding in excess of cash
        balances                                                                  $(2,007)            $2,138              $(286)
        Proceeds from notes payable - banks                                       187,580            155,150             78,900
        Repayments on notes payable - banks                                      (163,707)          (176,483)           (88,950)
        Proceeds from line of credit borrowings                                   145,000             29,750             42,975
        Repayments of line of credit borrowings                                  (160,590)           (13,842)           (38,377)
        Purchase of common stock                                                     (464)              (452)              (511)
                                                                         -----------------   ----------------   ----------------
                  Cash provided by (used in) financing activities                   5,812             (3,739)            (6,249)

        Foreign currency translation adjustment                                      (122)               137               (515)
                                                                         -----------------   ----------------   ----------------

        Net change in cash                                                            ---                ---                ---

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        ---                ---                ---
                                                                         -----------------   ----------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                              ---                ---               ---
                                                                         =================   ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the year for:
                  Interest                                                         $6,276             $6,184             $6,204
                  Income taxes                                                      2,485              2,695              7,900


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         The Company entered into capital leases for computer equipment that aggregated to $0 and $789 during both period ending as of September 30, 1999 and 1998, respectively.


===========================================================================

     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


1. SUMMARY OF SIGNIFICANT
   ACCOUNTING POLICIES AND NATURE OF BUSINESS

PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of Ag-Chem Equipment Co., Inc. and its subsidiaries (the Company). All material inter-company accounts and transactions have been eliminated in consolidation.

NATURE OF BUSINESS
     The Company manufactures and distributes off-road equipment primarily for agricultural fertilization, the application of crop protection chemicals, and to a lesser extent, industrial waste treatment applications and other industrial uses. The Company has positioned itself as the leading, state-of-the-art manufacturer of agricultural application equipment, with an emphasis on "Site-Specific Agriculture" and other high-tech hardware and software product offerings. The Company generates a majority of its consolidated revenues from its line of agricultural equipment which consists of self-propelled, three and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals both prior to planting crops ("pre-emergence") and after crops emerge from the ground ("post-emergence"). The Company has concluded that it operates in one operating segment.

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

INVENTORIES
     Substantially all inventories except used equipment are stated at the lower of cost or market. Cost is determined using the last in, first out (LIFO) method for all inventories other than used equipment. Used equipment is valued at amounts that do not exceed estimated fair market value, less costs to sell.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost. Depreciation and amortization of all property, plant and equipment is computed on straight-line and accelerated methods over the following estimated useful lives:

                    -------------------------------------------
                                                         Years
                    -------------------------------------------
                    Land improvements                    15-20
                    -------------------------------------------
                    Buildings and improvements           15-40
                    -------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


                    -------------------------------------------
                    Rental property                      5-40
                    -------------------------------------------
                    Machinery and equipment              5-10
                    -------------------------------------------
                    Rental equipment                     5
                    -------------------------------------------
                    Transportation equipment             3-5
                    -------------------------------------------
                    Office equipment and furniture       5-10
                    -------------------------------------------
                    Computer equipment                   5-7
                    -------------------------------------------


INTANGIBLE AND OTHER ASSETS
     Intangible and other assets, net of accumulated amortization, consists of the following:

                                                                                      September 30,
                                                                                   -------------------------
                                                                                    1999         1998
                                                                                   ---------------------
Excess of purchase price over fair market value of net assets purchased               $654       $1,355
Non-compete agreements                                                                 128          224
Deferred financing costs                                                               201          253
Manufacturing and marketing rights                                                     456          672
Other                                                                                  265          236
                                                                                   ---------------------
Total intangible and other assets                                                   $1,704       $2,740
                                                                                   =====================

     Intangible and other assets are capitalized at cost and, except for deferred financing costs, are amortized on a straight-line basis over periods ranging from two to ten years. Deferred financing costs are being amortized over the term of the financing using the effective-interest method.

RESEARCH AND DEVELOPMENT EXPENDITURES
     The Company's research and development expenditures are expensed as incurred and totaled $9,391, $10,846 and $9,361 for the years ended September 30, 1999, 1998 and 1997, respectively.

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

FOREIGN CURRENCY TRANSLATION
     For the Company's Dutch operation, the Dutch guilder is considered the functional currency. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation effects are accumulated in the accumulated other comprehensive income caption in stockholders' equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


EARNINGS PER SHARE
     Earnings per common share are computed based upon the weighed average number of common shares outstanding during the respective years. The Company has no potentially dilutive common shares.

PROFIT SHARING PLAN
     The Company made contributions of $0, $414 and $3,171 to its profit sharing plan in fiscal 1999, 1998 and 1997, respectively.

STATEMENTS OF CASH FLOWS
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
     The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds future discounted cash flows to be generated by the asset. Long-lived assets to be disposed of are valued at the lower of the carrying amount or fair value less costs to sell.

COMPREHENSIVE INCOME

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," in fiscal1999. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The reporting methodology required by SFAS No. 130 has been applied to all years presented.

NEW ACCOUNTING PRONOUNCEMENTS

     During fiscal 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and the Accounting Standards Executive Committee issued Statement of Position
(SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."
     SFAS 133 establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company plans to adopt the new standard beginning with the first quarter of fiscal year 2001, as required. The Company is in the process of evaluating SFAS 133 and the impact on the Company.
     SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The Company plans to adopt the SOP in the first quarter of fiscal year 2000, as required. Costs incurred prior to the initial application of the SOP will not be adjusted to conform with SOP 98-1. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


2.   INVENTORIES
     Inventories consist of the following:

                                                    September 30,
                                           ------------------------------------
                                                 1999               1998
                                           ------------------------------------
Finished goods                                  $45,033            $49,317
Resale parts                                     25,815             25,029
Work in process and raw materials                36,330             28,807
                                           ------------------------------------
Total                                           107,178            103,153
Less LIFO reserve                               (12,077)           (12,006)
                                           ------------------------------------
Total                                            95,101             91,147
Used equipment                                   14,362             10,604
                                           ------------------------------------
Total inventories                              $109,463           $101,751
                                           ====================================

     If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, net earnings would have been lower by $71 and $449 at September 30, 1999 and 1998, respectively.

3.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                          September 30,
                                                 -------------------------------
                                                        1999           1998
                                                 -------------------------------
Land                                                   $1,338         $1,369
Land improvements                                       3,893          3,807
Buildings and improvements                             25,423         24,977
Machinery and equipment                                20,532         20,322
Rental property                                         4,619          4,617
Rental equipment (note 4)                              12,488         11,896
Transportation equipment                                1,772          2,330
Office equipment and furniture                          3,892          3,765
Computer equipment                                     10,748         10,056
                                                 -------------------------------
                                                       84,705         83,139
Less accumulated depreciation and amortization        (42,235)       (37,326)
                                                 -------------------------------
Net property, plant and equipment                     $42,470        $45,813
                                                 ===============================

4.   RENTAL EQUIPMENT

     The Company leases equipment to customers through operating leases, the majority of which are cancelable at the option of the lessee. The net investment in equipment leased to customers under operating leases is as follows:

                                                   September 30,
                                        ------------------------------------
                                               1999              1998
                                        ------------------------------------
Rental equipment                             $12,488            $11,896

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


Less accumulated depreciation                 (3,874)            (3,442)
                                        ------------------------------------
Net rental equipment                          $8,614             $8,454
                                        ====================================


     Future minimum rentals receivable under non-cancelable operating leases at September 30, 1999 are as follows:

    Year ending September 30,                        Amount
   ---------------------------------------     -----------------
   2000                                                $605
   2001                                                 225
   2002                                                 202
   2003                                                  82
                                               -----------------
   Total                                             $1,114
                                               =================

5.       NOTES RECEIVABLE

     The Company provides financing to customers with notes receivable, which bear interest between 8.0% to 13.0%. These notes are payable in installments over 1 to 7 years and are secured primarily with the equipment sold to the customer. Principal maturity of notes receivable are as follows:

   Year ending September 30,                        Amount
  ---------------------------------------    ------------------
  2000                                              $4,766
  2001                                               2,278
  2002                                               1,577
  2003                                               1,342
  2004                                                 282
                                             ------------------
             Total                                 $10,242
                                             ==================

6.   ACCRUED EXPENSES
     Accrued expenses consist of the following:

                                               September 30,
                                     ----------------------------------
                                           1999              1998
                                     ----------------------------------
Compensation                             $6,471             $5,966
Warranty                                  1,165              1,537
Taxes other than income                     897              1,543
Insurance                                 1,784              1,557
Interest                                  1,253              1,816
Other                                     1,692              2,147
                                     ----------------------------------
     Total                              $13,262            $14,566
                                     ==================================

7.   NOTES PAYABLE TO BANKS
     In June 1999, the Company entered into a new line of credit agreement with four banks. The Company is required to pay a commitment fee of 0.125 to 0.375 percent of the average daily unused portion of the line of credit. The amended agreement requires the Company to maintain a tangible net worth of $57.5 million plus 50% of each fiscal year's net earnings, certain working capital, net worth

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


and debt to net worth ratios as well as limits the amount of capital expenditures, distributions, interest and indebtedness.
     The new line of credit agreements allow aggregate borrowings up to $90 million, of which $45 million is due in June 2002 and $45 million is payable in June 2000. As of September 30, 1999, $30,500 was outstanding compared to $12,500 in the prior year. The weighed average interest rate on short-term borrowings outstanding was 8.35% as of September 30, 1999.

     The Company's European subsidiary utilizes a portion of Ag-Chem's line of credit agreement. The subsidiary also has its own line of credit with a bank. The agreement allows aggregate borrowings up to 2.8 million Guilders (approximately $1,300) which expires on March 31, 2000. Borrowings under this line of credit bear interest at the one month LIBOR rate plus 0.85 percent and are guaranteed by Ag-Chem Equipment Co., Inc. Borrowings outstanding under the two facilities were $4,725 at September 30, 1999.

     At September 30, 1999, the Company was not in compliance with the interest coverage ratio covenant with its banks. On December 22, 1999 the banks waived the events of non-compliance and modified the debt agreement. The Company believes that it will be compliance with its debt covenants in fiscal 2000 as a result of the amendment to the debt agreement.


8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                                 September 30,
                                                                                          ----------------------------
                                                                                               1999            1998
                                                                                          ------------    ------------
Industrial revenue bonds with the City of Jackson, MN payable in varying annual amounts beginning in November 1998 through 2007 with interest from
   4.5% to 6.0%                                                                                $5,585          $6,065
Note payable under line of credit with four banks with interest at the banks'
   reference rate due June 2000 (see note 7)                                                   25,000          34,850
Note payable in five annual installments of $3 million commencing in April
   1997 with interest payable semiannually at 6.83%                                             6,000           9,000
Note payable in seven annual installments of $2,143 commencing in April 1999
   with interest payable semiannually at 7.25%                                                 12,857          15,000
Miscellaneous notes payable                                                                     1,238           1,355
                                                                                          ------------    ------------
                                                                                               50,680          66,270
Less current installments                                                                       6,381           6,367
                                                                                          ------------    ------------
                                                                                              $44,299         $59,903
                                                                                          ============    ============





Scheduled annual maturity of long-term debts is as follows:
   Years ending September 30,                       Amount
   -------------------------------------- ---------------------
   2000                                            $ 6,381
   2001                                              5,795
   2002                                             27,708
   2003                                              2,726

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


   2004                                              2,753
   Thereafter                                        5,317
                                          =====================
     Total                                         $50,680
                                          =====================

     Industrial revenue bonds are secured by a mortgage on a manufacturing plant in Jackson, Minnesota and a security interest in equipment purchased with bond proceeds. The industrial revenue bonds are payable in escalating yearly installments commencing December 1, 1998 through December 1, 2007 of $480 to $765, respectively. The bonds bear interest, which escalates from 4.5 percent for the December 1, 1998 installment to 6.0 percent for the December 1, 2007 installment. Under the terms of the agreement, the Company is required to meet certain debt covenants.
     Some notes payable contain certain restrictive covenants as to additional borrowings and require the Company to maintain certain financial ratios.

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

NOTE PAYABLE TO BANKS
The carrying amounts approximate fair value due to the short maturity of these instruments.

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

     The carrying amount and estimated fair values of the Company's financial instruments at September 30, 1999 and 1998 are summarized as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                           1999                                    1998
                                          --------------------------------------    ---------------------------------
                                               CARRYING             ESTIMATED        Carrying            Estimated
                                                AMOUNT             FAIR VALUE         Amount            Fair Value
                                          -----------------     ----------------    -------------    ----------------
Accounts receivable, net                        $18,922              $18,922          $23,499             $23,499
Notes receivable and accrued interest
  receivable                                     12,342               10,330            9,774               9,843
Accounts payable                                 10,859               10,859           15,120              15,120
Checks outstanding in
  excess of cash balances                           138                  138            2,145               2,145
Accrued expenses                                 13,262               13,262           14,566              14,566
Long-term debt                                   50,680               51,205           66,270              67,487
Note payable to banks                            35,225               35,225           11,352              11,352

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

10.  INCOME TAXES
     The provision for income tax expense (benefit) consists of the following:

                                  Federal           State            Total
                              --------------    -------------    -------------
1999
CURRENT                              $1,850             $315           $2,165
DEFERRED                               (470)             (70)            (540)
                              --------------    -------------    -------------
TOTAL                                $1,380             $245           $1,625
                              ==============    =============    =============
1998
Current                              $2,750             $550           $3,300
Deferred                                125               25              150
                              --------------    -------------    -------------
Total                                $2,875             $575           $3,450
                              ==============    =============    =============
1997
Current                              $5,019           $1,000           $6,019
Deferred                                (15)              (4)             (19)
                              --------------    -------------    -------------
Total                                $5,004             $996           $6,000
                              ==============    =============    =============

     The actual tax expense for 1999, 1998 and 1997 differs from the "expected" tax expense for those years (computed by applying the United States federal corporate rate of 35 percent in earnings before income taxes) as follows:

                                                1999       1998        1997
                                                ----       ----        ----
Expected tax, at statutory rates               $1,755      $3,604     $4,750
State taxes, net of federal tax effect            160         374        650
Decrease in valuation allowance for
  deferred tax assets                            (443)        (50)       545
Tax benefit of foreign sales
  corporation                                    (105)       (135)       (90)
Goodwill, technology rights
  amortization                                    140         140        141
Research credit                                  (200)       (500)      (200)
Other, net                                        318          17        204
                                             ---------  ----------  ---------
Actual tax expense                             $1,625      $3,450     $6,000
                                             =========  ==========  =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 1999 and 1998 are as follows:

                                                       1999           1998
                                                    -----------    -----------
Inventory                                               $2,863         $2,449
Accrued warranty                                           253            329
Accrued vacation                                           512            505
Deferred revenue                                           508            390
Subsidiary's net operating tax loss carryforward           264            450
Foreign subsidiary net operating loss carryforward         245            495
Intangibles                                                401            239
Fixed assets                                                 0             40
Other                                                      138            389
                                                    -----------    -----------
  Gross deferred tax assets                              5,184          5,286

Research and development expenditures                     (144)          (200)
Other                                                      (98)          (101)
                                                    -----------    -----------
Gross deferred tax liabilities                            (242)           (31)
                                                    -----------    -----------

Valuation allowance                                       (542)          (985)
                                                    -----------    -----------
  Net deferred tax asset                                $4,400         $4,000
                                                    ===========    ===========

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                                     1999           1998
                                                  -----------    -----------
Valuation allowance at beginning of year             $985          $1,035
Decrease in valuation allowance                      (443)            (50)
                                                  -----------    -----------
Valuation allowance at end of year                   $542          $  985
                                                  ===========    ===========

     The valuation allowance is necessary due to uncertainty over the future utilization of the net operating loss carryforwards of Ag-Chem Manufacturing Co., Inc. and Ag-Chem Europe B.V., subsidiaries of the Company.

11.  OTHER INCOME

     Other income consists of the following:

                                                                    Years ended September 30,
                                                            -----------------------------------------
                                                               1999           1998           1997
                                                            -----------    -----------     ----------
Interest income and finance charges                             $1,082         $1,394         $  958
Gain on sale of property, plant and equipment                      210            151              5
Income from rental properties, net of expenses                     755            778          1,337
Miscellaneous income                                               947          1,061            886
                                                            -----------    -----------     ----------
Total                                                           $2,994         $3,384         $3,186
                                                            ===========    ===========     ==========

12.  LEASES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)



     Rent expense under operating leases amounted to $1,056, $900 and $893 for offices, warehouses and equipment, and $1,869, $1,823 and $1,495 for autos and trucks in fiscal 1999, 1998, and 1997, respectively.
     The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non cancelable terms in excess of one year as of September 30, 1999. Commitments for autos and trucks have not been included since most of these leases are cancelable upon specified notice.


Years ending September 30,                         Amount
---------------------------------------  ---------------------
2000                                                $ 514
1999                                                  172
2000                                                  122
2001                                                  110
2002                                                  110
Thereafter                                            589
                                         ---------------------
     Total                                         $1,617
                                         =====================

     Several parts and service centers are leased under agreements classified as operating leases. Most leases can be renewed at current market rates for additional periods.
     The Company leases its Benson, Minnesota facility under a long-term lease, which expires in September 2012 with monthly lease payments of $7. The Company has the right to purchase the property subject to the lease at any time during the lease term for an amount not greater than $100 plus an amount, defined by the lease agreement, which approximates the remaining outstanding lease balance.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is involved in several legal actions at September 30, 1999, the ultimate settlement of which is not expected to have a material effect on the consolidated financial condition or consolidated results of the Company.

14.  RELATED PARTY TRANSACTIONS

     In fiscal 1999, 1998 and 1997, legal services in the amount of $445, $344 and $1,007, respectively, were provided by a law firm in which a director and stockholder of the Company is a partner.

15.  SEGMENT INFORMATION

     For fiscal 1999, 1998 and 1997 the members of a farming co-op accounted for 12.6%, 13.8% and 13.8% of net sales, respectively. Export sales were 10.9%, 11.4% and 14.2% of net sales in fiscal 1999, 1998 and 1997, respectively.

     The Company has a subsidiary in the Netherlands. This subsidiary had net sales of $21,273, $17,622 and $14,490 in fiscal 1999, 1998 and 1997, respectively. Foreign operating income (losses) for fiscal 1999, 1998 and 1997 were $610, $136 and ($1,556), respectively. Foreign currency transaction gains or losses included in net earning for fiscal 1999, 1998 and 1997 were not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999, 1998 and 1997
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


16. SELECTED CONSOLIDATED FINANCIAL DATA - QUARTERLY (UNAUDITED)

                                                           NET EARNINGS         EARNINGS (LOSS)
    1999              NET SALES        GROSS PROFIT           (LOSS)                PER SHARE
    ----              ---------        ------------        ------------         ---------------
1ST QUARTER            $ 53,529             $15,476            $  (356)                 $ (.04)
2ND QUARTER             110,995              30,906              7,505                     .78
3RD QUARTER              71,504              17,783               (638)                   (.06)
4TH QUARTER              56,651              13,826             (3,123)                   (.33)
                       --------             -------            -------                  --------
  TOTAL                $292,679             $77,991            $ 3,388                  $  .35
                       ========             =======            =======                  ========

    1998
    ----
1st Quarter            $ 62,537             $16,972            $(1,095)                 $ (.11)
2nd Quarter             122,500              34,147              7,930                     .82
3rd Quarter              71,564              18,581               (474)                   (.05)
4th Quarter              65,521              17,463                487                     .05
                       --------             -------            -------                  --------
  Total                $322,122             $87,163            $ 6,848                  $  .71
                       ========             =======            =======                  ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants for the Company, which require reporting under this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference to a section entitled "Principal Shareholders" in the Company's proxy statement for its Annual Meeting of Shareholders which will be filed with Securities & Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference to a section entitled "Executive Compensation" in the Company's proxy statement for its Annual Meeting of Shareholders which will be filed with Securities & Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required in Item 12 is incorporated herein by reference to a section entitled "Principal Shareholders" in the Company's proxy statement its 1999 Annual Meeting of Shareholders which will be filed with Securities & Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference to a section entitled "Certain Relationships and Related" in the Company's proxy statement for its Annual Meeting of Shareholders which will be filed with Securities & Exchange Commission within 120 days of the Company's fiscal year ended September 30, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The following consolidated financial statements of Ag-Chem Equipment Co., Inc. are included herein at the indicated page numbers:

                                                                                      PAGE NO.
                                                                                      --------
o  Independent Auditors' Report                                                         F-1
o  Consolidated Balance Sheets as of September 30, 1999 and 1998                        F-2
o  Consolidated Statements of Earnings for the Fiscal Years Ended  September 30,        F-4
   1999, 1998 and 1997
o  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the     F-5
   Fiscal Years Ended September 30, 1999, 1998 and 1997
o  Consolidated Statements of Cash Flows for the Fiscal Years Ended  September 30,      F-6
   1999, 1998 and 1997
o  Notes to Consolidated Financial Statements                                           F-8


FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedules of Ag-Chem Equipment Co., Inc. and subsidiaries are included herein at the indicated page number:

                                                                                      PAGE NO.
                                                                                      --------
o  Independent Auditors' Report                                                         FS-1

o  Schedule II - Valuation and Qualifying Accounts                                      FS-2


EXHIBITS

EXHIBIT NO.    TITLE
-----------    -----

3              Articles of incorporation and by-laws(1)

10.1 $45,000,000 Third Amended and Restated Long Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., certain subsidiaries of Ag-Chem Equipment Co., Inc., as Multicurrency Subsidiary Borrowers, The Institutions From Time to Time Hereto, as Lenders, and The First National Bank of Chicago, as Agent(4)

10.2 $45,000,000 Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions From Time to Time Hereto, as Lenders, and the First National Bank of Chicago, as Agent(4)

10.3 $30,000,000 Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, Harris Trust & Savings Bank, as Lender, Rabobank Nederland, as Lender, dated June 12, 1998(3)

10.4           Long Term Amended and Restated Revolving Credit Notes(2)

10.5           Short Term Revolving Credit Notes(2)

10.6           Guaranty (Long Term) of Lor*Al Products, Inc.(2)

10.7           Guaranty (Long Term) of Ag-Chem Sales Co., Inc(2)

10.8           Guaranty (Long Term) of Ag-Chem Equipment Co., International
               Corp.(2)

10.9           Guaranty (Long Term) of Ag-Chem Equipment Canada Ltd.(2)

10.10 Guaranty (Long Term) of Ag-Chem Manufacturing Co., Inc. (formerly Soil Teq, Inc.)(2)

10.11 Guaranty (Long Term) of Ag-Chem Europe, B.V. (formerly Kurstjens Terra-Gator, B.V.)(2)

10.12          Guaranty (Short Term) of Lor*Al Products, Inc.(2)

10.13          Guaranty (Short Term) of Ag-Chem Sales Co., Inc(2)

10.14          Guaranty (Short Term) of Ag-Chem Equipment Co., International
               Corp.(2)

10.15          Guaranty (Short Term) of Ag-Chem Equipment Canada Ltd.(2)

10.16          Guaranty (Short Term) of Ag-Chem Manufacturing Co., Inc.
               (formerly Soil Teq, Inc.)(2)

10.17 Guaranty (Short Term) of Ag-Chem Europe, B.V. (formerly Kurstjens Terra-Gator, B.V.)(2)

10.18 Waiver and Amendment No. 1 to Third Amended and Restated Long Term Revolving Credit Agreement and Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions, From Time to Time Hereto, as Lenders, and the First National Bank of Chicago as Agent

11.1           Statement of Computation of Earnings per Share

21             Subsidiaries of the Company

27             Financial Data Schedule

------------------------------

(1) Incorporated by reference to the Company's September 30, 1994 Form 10/A.
(2) Incorporated by reference to the Company's June 30, 1997 Form 10Q.

(3) Incorporated by reference to the Company's June 30, 1998 Form 10Q.
(4) Incorporated by reference to the Company's June 30, 1999 Form 10Q.

REPORTS ON FORMS 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ending as of September 30, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AG-CHEM EQUIPMENT CO., INC.
                                                BY:      /s/ Alvin E. McQuinn
                        December 28,1999                    Alvin E. McQuinn



                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints Alvin E. McQuinn and/or John C. Retherford as thy true and lawful attorney-in-fact and agent with the full power of substitution for aforementioned persons in name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and duty requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitute or substitutes, can lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                                           TITLE                                       DATE
        ---------                                           -----                                       ----
/s/ Alvin E.  McQuinn          Chairman of the Board, Chief Executive Officer                     December 28, 1999
---------------------          (Principal Executive Officer), Director of Marketing and Director
Alvin E.  McQuinn

/s/ Don Pottinger              President and Director                                             December 28, 1999
-----------------
Don Pottinger

/s/ John C.  Retherford        Senior Vice President, Chief Financial Officer                     December 28, 1999
-----------------------        (Principal Financial and Accounting Officer), and Director

John C.  Retherford

/s/ Robert L.  Hoffman         Secretary and Director                                             December 28, 1999
----------------------
Robert L.  Hoffman

                               Director                                                           December 28, 1999
---------------------
G.  Waddy Garrett

/s/ Mary M.  Jetland           Vice President of Manufacturing and Corporate                      December 28, 1999
--------------------           Services and Director

Mary M.  Jetland

                               Director                                                           December 28, 1999
--------------------
A.J.  (Al) Giese

/s/ Dewalt J. Willard, Jr.     Director
-----------------------
Dewalt J. Willard, Jr.                                                                            December 28, 1999


                          INDEPENDENT AUDITORS' REPORT
                ON CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.



Under date of November 12, 1999, except as to note 7 which is as of December 22, 1999, we reported on the consolidated balance sheets of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 1999, as contained in the annual report on Form 10-K for the fiscal year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                         KPMG LLP




Minneapolis, Minnesota
November 12, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                              ADDITIONS
                                                         BALANCE AT           CHARGED TO           DEDUCTIONS            BALANCE
                                                        BEGINNING OF          COSTS AND               FROM              AT END OF
DESCRIPTION                                                PERIOD              EXPENSES             RESERVES              PERIOD
-----------                                                ------              --------             --------              ------
ALLOWANCES FOR POSSIBLE LOSSES ON ACCOUNTS RECEIVABLE:
        Year-end September 30, 1999                         $730                  $404            ($260)(a)                $874
        Year-end September 30, 1998                         $576                  $300            ($146)(a)                $730
        Year-end September 30, 1997                         $393                  $381            ($198)(a)                $576

ALLOWANCES FOR POSSIBLE LOSSES ON ACCRUED WARRANTY:
        Year-end September 30, 1999                       $1,537                $3,327          ($3,699)(b)              $1,165
        Year-end September 30, 1998                       $1,385                $4,530          ($4,378)(b)              $1,537
        Year-end September 30, 1997                       $1,132                $3,729          ($3,476)(b)              $1,385


--------------------------------------

     (a)Bad debt write-offs
     (b)Actual warranty claims