Form 10-Q
period 1999-12-31
AG-CHEM EQUIPMENT CO INC
filed 2000-02-14
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

                              __X__ Yes  _____ No


         As of January 31, 2000, there were outstanding 9,580,868 shares of the issuers' Common Stock, $.01 par value per share.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

            (UNAUDITED)
-------------------------------------------------------------------------------------------

                                                             December 31,     September 30,
                                    ASSETS                       1999             1999
                                    ------                   ------------     ------------
CURRENT ASSETS:
      Cash                                                   $      4,213     $         --
      Accounts receivable, less allowance for
        doubtful accounts of $907 and $874, respectively           16,679           18,922
      Notes receivable, current portion, and
        accrued interest receivable                                 3,093            5,296
      Inventories (note 2)                                        113,992          109,463
      Deferred income tax benefits                                  5,695            4,400
      Prepaid expenses and other current assets                       425              628
                                                             ------------     ------------
         Total current assets                                     144,097          138,709
                                                             ------------     ------------

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $42,889 AND $42,235, RESPECTIVELY                38,618           42,470

OTHER ASSETS:
      Notes receivable, long-term portion                           4,845            7,046
      Intangible and other assets, net of accumulated
         amortization of $4,361 and $4,142, respectively            2,457            1,704
                                                             ------------     ------------
         Total other assets                                         7,302            8,750
                                                             ------------     ------------

Total assets                                                 $    190,017     $    189,929
                                                             ============     ============



SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

            (UNAUDITED)
---------------------------------------------------------------------------------------------------------

                                                                          December 31,      September 30,
      LIABILITIES AND STOCKHOLDERS' EQUITY                                    1999              1999
      ------------------------------------                                ------------      ------------
CURRENT LIABILITIES:
      Current installments of long-term debt                              $      6,221      $      6,381
      Note payable to banks                                                     12,676            35,225
      Accounts payable                                                          20,336            10,859
      Checks outstanding in excess of cash balances                                 --               138
      Customer prepayments                                                      22,769             5,183
      Accrued expenses (note 3)                                                 12,361            13,262
      Deferred income                                                            1,097             1,359
                                                                          ------------      ------------
Total current liabilities                                                       75,460            72,407
                                                                          ------------      ------------


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                                       43,419            44,299
                                                                          ------------      ------------

Total liabilities                                                              118,879           116,706
                                                                          ------------      ------------

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value
            Authorized, 40,000,000 shares; issued and
            outstanding, 9,591,868 and 9,595,468 shares, respectively               96                96
      Additional paid-in capital                                                 1,236             1,274
      Retained earnings                                                         70,296            72,318
      Accumulated other comprehensive loss                                        (490)             (465)
                                                                          ------------      ------------
      Total stockholders' equity                                                71,138            73,223
                                                                          ------------      ------------
Total liabilities and stockholders' equity                                $    190,017      $    189,929
                                                                          ============      ============



SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Amounts in Thousands except Per Share Amounts)

            (UNAUDITED)
--------------------------------------------------------------------------------


                                               Three Months Ended December 31,
                                                     1999             1998
                                                 -----------      -----------

Net sales                                        $    58,708      $    53,529
Cost of sales                                         44,622           38,053
                                                 -----------      -----------
      Gross profit                                    14,086           15,476

Selling, general and administrative expenses          16,220           16,021
                                                 -----------      -----------
      Operating loss                                  (2,134)            (545)
                                                 -----------      -----------

Other income (expense):
      Other income                                       738            1,062
      Interest expense                                (1,778)          (1,084)
                                                 -----------      -----------
         Loss before income taxes                     (3,174)            (567)

Income tax benefit                                    (1,150)            (211)
                                                 -----------      -----------

Net loss                                         $    (2,024)     $      (356)
                                                 ===========      ===========

Loss per share                                   $     (0.21)     $     (0.04)
                                                 ===========      ===========


Weighted average common shares outstanding             9,592            9,639
                                                 ===========      ===========



SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
----------------------------------------------------------------------------------------

                                                         Three Months ended December 31,
                                                         -------------------------------
                                                               1999              1998
                                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $    (2,024)     $      (356)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Depreciation and amortization                                 943            1,568
      Gain on sale of assets                                        (21)             (75)
      Increase in deferred income tax benefits                   (1,295)            (148)
      Changes in operating assets and liabilities:
           Accounts receivable                                    2,243            4,400
           Operating notes receivable                             4,404              445
           Inventories                                           (4,529)         (17,700)
           Other current assets                                     203             (202)
           Accounts payable                                       9,477            2,331
           Customer prepayments and deferred income              17,324            2,974
           Accrued expenses                                        (901)          (3,678)
           Income taxes                                              --             (374)
                                                            -----------      -----------
        Cash provided by (used in) operating activities          25,824          (10,815)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Retirement of short-term investments
        for industrial revenue bond                                  --               23
      Purchase of property, plant and equipment                    (873)            (343)
      Decrease in rental equipment                                4,000            1,207
      Proceeds from sale of equipment                                21              110
      Increase (decrease) in other assets                          (970)             118
                                                            -----------      -----------
        Cash provided by investing activities                     2,178            1,115
                                                            -----------      -----------


(CONTINUED ON NEXT PAGE)



SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

            (UNAUDITED)
----------------------------------------------------------------------------------------
                                                         Three Months ended December 31,
                                                         -------------------------------
                                                                1999             1998
                                                            -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in checks outstanding in excess of
        cash balances                                       $      (138)     $      (127)
      Proceeds from notes payable - banks                        29,100           29,200
      Repayments of notes payable - banks                       (51,649)         (18,402)
      Proceeds from long-term borrowings                          9,500           60,000
      Repayments of long-term borrowings                        (10,540)         (60,836)
      Purchase of common stock                                      (38)            (135)
                                                            -----------      -----------
        Cash provided by (used in) financing activities         (23,764)           9,700
                                                            -----------      -----------

      Foreign currency translation adjustment                       (25)              --
                                                            -----------      -----------

      Increase in cash                                            4,213               --
      Cash at beginning of period                                    --               --
                                                            -----------      -----------
      Cash at end of period                                 $     4,213      $        --
                                                            ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid (received) during the period for:
        Interest                                            $       797      $     1,878

        Income taxes                                        $     1,293      $       400

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
            (UNAUDITED)
--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions in Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's annual report on Form 10-K. Results of the interim periods are not necessarily indicative of the results for an entire year.


(2)      INVENTORIES

         Inventories consist of the following:

                                               December 31,      September 30,
                                                   1999              1999
                                               ------------      ------------
         Finished goods                        $     43,619      $     45,033
         Resale parts                                25,103            25,815
         Work in process and raw materials           42,767            36,330
                                               ------------      ------------
           Total                                    111,489           107,178
         Less LIFO reserve                          (12,296)          (12,077)
                                               ------------      ------------
           Total                                     99,193            95,101
         Used equipment                              14,799            14,362
                                               ------------      ------------
         Total inventories                     $    113,992      $    109,463
                                               ============      ============


         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, net earnings would have been higher by $219 at December 31, 1999 and $71 at September 30, 1999.


(3)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                    December 31,   September 30,
                                        1999           1999
                                    ------------   -------------

         Compensation                $    5,089     $    6,471
         Warranty                           996          1,165
         Taxes other than income            620            897
         Insurance                        2,027          1,784
         Interest                           797          1,253
         Other                            2,832          1,692
                                     ----------     ----------
              Total                  $   12,361     $   13,262
                                     ==========     ==========

(4)      COMPREHENSIVE INCOME

         Comprehensive income and its components, including all changes in equity during a period except those resulting from investments by owners or distributions to owners are as follows:

                                                 Three months ended December 31,
                                                 -------------------------------
                                                           1999          1998
                                                         --------      --------
         Net loss                                        $ (2,024)     $   (356)
         Other comprehensive loss
              Foreign currency translation adjustment         (25)           --
                                                         --------      --------

         Total comprehensive loss                        $ (2,049)     $   (356)
                                                         =========     ========

5. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1998

         Consolidated net sales increased by $5,179 or 9.7% in the three-month period ended December 31, 1999 from the three-month period ended December 31, 1998. The increase was primarily the result of increases in post-emergence equipment unit shipments. This increase was partially offset by a decrease in sales of pre-emergence equipment. As a result of the recession in the agricultural economy, customers are holding on to equipment longer. The Company expects competition to continue to be a factor and is uncertain about the impact on future net sales and product mix. Additionally, the farm supply industry is experiencing consolidation which has reduced capital purchases, with a resulting decrease in the demand for equipment in the short-term. The Company anticipates that once the consolidation slows and the economy improves, customers will resume capital purchases at a level comparable to prior periods.

         Consolidated gross profit for the three-month period ended December 31, 1999 decreased $1,390 or 9.0% as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 24.0% and 28.9% for the three-month periods ended December 31, 1999 and 1998, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of changes in product mix, reduced margins on prior-year models and increased manufacturing costs per unit resulting from a decrease in unit production in the three months ending December 31, 1999 compared to the prior-year period. The decrease in unit production is the result of the Company's effort to reduce inventory levels during fiscal 2000. The inventory of prior year models was significantly reduced in the first quarter of fiscal 2000.

         Consolidated selling, general and administrative ("S,G&A") expenses increased $199 or 1.2% in the three-month period ended December 31, 1999 as compared to the prior-year period. Compensation, employee benefits and employee-related expenses increased 4.4% or $491. The largest factors contributing to this increase were an increase in commission expense, which is directly related to the increase in net sales and increased health benefits costs. All other S,G&A expenses decreased by 5.9% or $292. S,G&A expenses as a percent of net sales were 27.6% and 29.9% in the three-month periods ended December 31, 1999 and 1998, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of sales during the remainder of fiscal 2000.

         As a result of the above, operating loss was $2,134 and $545 in the three-month periods ended December 31, 1999 and 1998, respectively.

         Other income decreased 30.5% to $738 in the three-month period ended December 31, 1999 as compared to the prior-year three-month period. This reduction is primarily the result of unfavorable foreign currency adjustments and reduced interest income. The foreign currency adjustment is largely the result of the increasing value of the U.S. dollar relative to the Euro. The reduction in interest income compared to the prior year three month period ended December 31, 1998 is the result of the Company carrying fewer notes receivable from its customers in the current year. During the current three month period ended December 31, 1999 the Company sold a portion of its notes receivable to a third party in an effort to reduce working capital requirements. These notes were sold without recourse to the Company.

         Interest expense increased 64.0% to $1,778 in the three-month period ended December 31, 1999 as compared to the prior-year three-month period. This increase is the result of higher interest rates in the three months ended December 31, 1999 compared to the prior year-period. The Company decreased its debt during the current period to reduce borrowing costs and expects to keep it below last years level, but believes that interest rates will continue to be higher than the prior year.

         The effective tax benefit rate in the three-month periods ended December 31, 1999 and 1998 was 36.2% and 37.2%, respectively.

         As a result of the above, the net loss was $2,024 and $356 in the three-month periods ended December 31, 1999 and 1998, respectively. Loss per share was $.21 and $.04 for such periods.


LIQUIDITY AND FINANCIAL POSITION - THREE-MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 1998

         Net cash provided by operating activities was $25,824 in the three-month period ended December 31, 1999, compared to net cash used of $10,815 in the three-month period ended December 31, 1998. The major reason for this change was an increase in cash provided by customer prepayments and inventories, net of accounts payable. The increase in customer pre-payments was due to an effort by customers to increasingly take advantage of more favorable pricing by prepaying for future shipments. A reduction in inventories, together with increased accounts payable balances, provided cash of $4,948 compared to cash used of $15,369 during the three months ended December 31, 1999 and 1998, respectively because of higher sales and a reduction in production in the first quarter of fiscal 2000. The Company traditionally experiences the highest inventory levels in the first quarter and highest sales levels in the second quarter of the fiscal year. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt. Accounts receivable and inventory turnover have remained relatively stable in recent periods, and have not significantly affected liquidity.

         Cash provided by investing activities in the three-month period ended December 31, 1999 was $2,178 compared to $1,115 in the prior-year period. This increase in cash provided was primarily due to the Company renting less equipment to customers during the period ended December 31, 1999, requiring a smaller additional investment.

         Cash used in financing activities was $23,764 in the three-month period ended December 31, 1999, compared to cash provided of $9,700 in the prior-year period. The decrease in cash provided by financing activities was primarily the result of the net repayments of notes payable and long-term borrowings of $23,589 during the three-month period ended December 31, 1999, compared to net proceeds of $9,962 during the three-month period ended December 31, 1998. This increase in net proceeds is primarily due to the Company's efforts to decrease working capital requirements in the current period as compared to the prior year period.

         Working capital at December 31, 1999 was $68,637. As of December 31, 1999 the Company had $52,100 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit provides sufficient liquidity to meet working capital requirements.

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

IMPACT OF YEAR 2000

         The Company has not experienced any material adverse effects from the Year 2000 issues. The Company estimates that the expenses incurred to-date in fiscal 2000 to address Year 2000 issues were approximately $25. The Company estimates that it will incur minimal additional expense related to Year 2000 issues, but will continue to monitor the Y2k transition. Contingency plans have been completed and will be used if necessary.


FORWARD-LOOKING STATEMENTS

         Certain information included in this Report is "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects," "should," and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This includes factors that affect all businesses, as well as matters specific to the Company and markets it serves. A more complete discussion of such factors is included in the Company's Form 10-K for the year-ended September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 on file with the Securities and Exchange Commission. During the quarter ended December 31, 1999, the Company was not a party to any newly initiated material legal proceedings.

ITEM 3. MARKET RISK MANAGEMENT

         The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in the Company's earnings and cash flows. The Company's risk to interest rate and foreign currency exchange rate fluctuations has not materially changed since September 30, 1999.

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




                                   AG-CHEM EQUIPMENT CO., INC.



Date:   February 14, 2000              By:  /s/ Alvin E. McQuinn
                                            ------------------------------------
                                       Alvin E. McQuinn
                                       Its: Chief Executive Officer




Date:   February 14, 2000              By:  /s/ John C. Retherford
                                            ------------------------------------
                                       John C. Retherford
                                       Its: Chief Financial Officer

                                INDEX TO EXHIBITS



--------------------------------------------------------------------------------
EXHIBIT NO.       TITLE
-----------       -----
--------------------------------------------------------------------------------
11.1              Computation of Earnings Per Share

--------------------------------------------------------------------------------
27                Financial Data Schedule

--------------------------------------------------------------------------------