Form 10-Q
period 2000-03-31
AG-CHEM EQUIPMENT CO INC
filed 2000-05-19
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -------------------------

                                    FORM 10-Q

   X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------         SECURITIES EXCHANGE ACT OF 1934

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

                                 (952) 933-9006
              (Registrant's Telephone Number, Including Area Code)




         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                __X__ Yes ____ No

         As of April 30, 2000, there were outstanding 9,579,868 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS............................................2

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................9

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....12

                                     PART II

ITEM 1.      LEGAL PROCEEDINGS..............................................13

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........13

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................13

SIGNATURES   ...............................................................14

EXHIBITS     ...............................................................15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
-----------------------------------------------------------------------------------------------

                                                                 March 31,        September 30,
                ASSETS                                             2000               1999
                ------                                         ------------        ------------
CURRENT ASSETS:
     Accounts receivable, less allowance for
       doubtful accounts of $977 and $874, respectively        $     31,178        $     18,922
     Notes receivable, current portion, and
       accrued interest receivable                                    3,441               5,296
     Inventories (note 2)                                            91,519             109,463
     Deferred income tax benefits                                     5,695               4,400
     Prepaid expenses and other current assets                          357                 628
                                                               ------------        ------------
        Total current assets                                        132,190             138,709
                                                               ------------        ------------

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $43,628 AND $42,235, RESPECTIVELY                  40,405              42,470

OTHER ASSETS:
     Notes receivable, long-term portion                              2,835               7,046
     Intangible and other assets, net of accumulated
        amortization of $4,577 and $4,142, respectively               3,126               1,704
                                                               ------------        ------------
        Total other assets                                            5,961               8,750
                                                               ------------        ------------

Total assets                                                   $    178,556        $    189,929
                                                               ============        ============





SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
---------------------------------------------------------------------------------------------

                                                              March 31,         September 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY                       2000                 1999
     ------------------------------------                   ------------         ------------
CURRENT LIABILITIES:
     Current installments of long-term debt                 $      6,097         $      6,381
     Notes payable to banks                                       23,419               35,225
     Accounts payable                                             22,556               10,859
     Checks outstanding in excess of cash balances                    40                  138
     Customer prepayments                                          4,427                5,183
     Accrued expenses (note 3)                                    16,662               13,262
     Deferred income                                               1,788                1,359
     Accrued income taxes                                          4,554                  ---
                                                            ------------         ------------
Total current liabilities                                         79,543               72,407
                                                            ------------         ------------


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                         20,922               44,299
                                                            ------------         ------------

Total liabilities                                                100,465              116,706
                                                            ------------         ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,579,868 and 9,595,468 shares                  96                   96
     Additional paid-in capital                                    1,143                1,274
     Retained earnings                                            77,178               72,318
     Accumulated other comprehensive loss                           (326)                (465)
                                                            ------------         ------------
     Total stockholders' equity                                   78,091               73,223
                                                            ------------         ------------
Total liabilities and stockholders' equity                  $    178,556         $    189,929
                                                            ============         ============





SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF EARNINGS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands except Per Share Amounts)

           (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                Three Months Ended March 31,             Six Months Ended March 31,
                                            ---------------------------------         ---------------------------------
                                                2000                 1999                 2000                  1999
                                            ------------         ------------         ------------         ------------
Net sales                                   $    118,074         $    110,995         $    176,782         $    164,657
Cost of sales                                     89,623               80,089              134,245              118,141
                                            ------------         ------------         ------------         ------------
     Gross profit                                 28,451               30,906               42,537               46,516

Selling, general and administrative
     expenses                                     17,909               18,803               34,128               34,824
                                            ------------         ------------         ------------         ------------
     Operating income                             10,542               12,103                8,409               11,692
                                            ------------         ------------         ------------         ------------

Other income (expense):
     Other income                                  1,426                1,044                2,163                1,972
     Interest expense                             (1,202)              (1,411)              (2,980)              (2,496)
                                            ------------         ------------         ------------         ------------
        Earnings before income taxes              10,766               11,736                7,592               11,168

Income tax expense                                 3,883                4,231                2,733                4,020
                                            ------------         ------------         ------------         ------------

Net earnings                                $      6,883         $      7,505         $      4,859         $      7,148
                                            ============         ============         ============         ============

Basic and diluted earnings per
     share                                  $       0.72         $       0.78         $       0.51         $       0.74
                                            ============         ============         ============         ============

Weighted average common shares
     outstanding, basic and diluted                9,580                9,626                9,586                9,633
                                            ============         ============         ============         ============




SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
--------------------------------------------------------------------------------------------------

                                                                     Six Months ended March 31,
                                                                 ---------------------------------
                                                                     2000                 1999
                                                                 ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                $      4,859         $      7,148

Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                                      2,029                2,662
     Gain on sale of assets                                               (55)                (163)
     Increase (decrease) in deferred income tax benefits               (1,295)                 100
     Changes in operating assets and liabilities:
          Accounts receivable                                         (12,256)              (4,317)
          Operating notes receivable                                    6,066               (1,091)
          Inventories                                                  17,944               (1,026)
          Other current assets                                            271                  177
          Accounts payable                                             11,697                2,152
          Customer prepayments and deferred income                       (327)               1,340
          Accrued expenses                                              3,400                  766
          Income taxes                                                  4,554                3,542
                                                                 ------------         ------------
       Cash provided by operating activities                           36,887               11,290
                                                                 ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                         (3,367)                (801)
     Decrease in rental equipment                                       3,834                  556
     Proceeds from sale of equipment                                       59                  198
     Increase in other assets                                          (1,856)                (165)
                                                                 ------------         ------------
       Cash used in investing activities                               (1,330)                (212)
                                                                 ------------         ------------




(CONTINUED ON NEXT PAGE)

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)

           (UNAUDITED)
-------------------------------------------------------------------------------------------

                                                              Six months ended March 31,
                                                          ---------------------------------
                                                              2000                 1999
                                                          ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in checks outstanding in excess of
       cash balances                                               (98)              (1,821)
     Proceeds from notes payable - banks                        77,400               49,850
     Repayments of notes payable - banks                       (89,206)             (57,587)
     Proceeds from long-term borrowings                          9,500               90,000
     Repayments of long-term borrowings                        (33,161)             (91,266)
     Purchase of common stock                                     (131)                (271)
                                                          ------------         ------------
       Cash used in financing activities                       (35,696)             (11,095)
                                                          ------------         ------------

     Foreign currency translation adjustment                       139                   17
                                                          ------------         ------------

     Increase in cash                                              ---                  ---
     Cash at beginning of period                                   ---                  ---
                                                          ------------         ------------
     Cash at end of period                                $        ---         $        ---
                                                          ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for:
       Interest                                           $      1,021         $      1,878
       Income taxes                                       $        ---         $        483





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


(2)    INVENTORIES

       Inventories consist of the following:

                                                March 31,     September 30,
                                                  2000             1999
                                                --------         ---------
       Finished goods                           $ 28,889         $  45,033
       Resale parts                               26,681            25,815
       Work in process and raw materials          37,545            36,330
                                                --------         ---------
         Total                                    93,115           107,178
       Less LIFO reserve                         (12,841)          (12,077)
                                                --------         ---------
         Total                                    80,274            95,101
       Used equipment                             11,245            14,362
                                                --------         ---------
       Total inventories                        $ 91,519         $ 109,463
                                                ========         =========


       If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, net earnings before tax would have been higher by $545 at March 31, 2000 and $71 at September 30, 1999.

(3)    ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                      March 31,   September 30,
                                        2000          1999
                                      -------        -------

       Compensation                   $ 5,465        $ 6,471
       Warranty                         1,984          1,165
       Taxes other than income          1,635            897
       Insurance                        2,570          1,784
       Interest                         1,021          1,253
       Other                            3,987          1,692
                                      -------        -------
            Total                     $16,662        $13,262
                                      =======        =======

(4)    COMPREHENSIVE INCOME

       Comprehensive income and its components, including all changes in equity during a period except those resulting from repurchase of the Company's stock, investments by owners or distributions to owners are as follows:

                                Three Months Ended March 31,  Six Months Ended March 31,
                                ----------------------------  --------------------------
                                    2000          1999            2000          1999
                                   ------        ------          ------        ------
Net earnings                       $6,883        $7,505          $4,859        $7,148
Other comprehensive income:
    Foreign currency translation
      adjustment                      378            17             354            17
                                   ------        ------          ------        ------
Total comprehensive income         $7,261        $7,522          $5,213        $7,165
                                   ======        ======          ======        ======

(5)    NOTES PAYABLE TO BANKS

       The terms of the Company's amended credit line agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57,500 plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company was in violation of certain of these covenants as of March 31, 2000, however, the credit line agreement has been amended and the Company obtained waivers of the events of default and is now in compliance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 1999

         Consolidated net sales increased by $7,079 or 6.4% in the three-month period ended March 31, 2000 from the three-month period ended March 31, 1999. The increase was primarily the result of increases in post-emergence equipment unit shipments. The increase was largely due to the success of the Company's new 1254 RoGator, which the Company first sold in the second half of fiscal 1999. Used equipment sales also increased significantly in the quarter. These increases were partially offset by a decrease in sales of pre-emergence equipment. As a result of the recession in the agricultural economy, customers are holding on to equipment longer. The Company expects competition to continue to be a factor and is uncertain about the impact on future net sales and product mix. Additionally, the farm supply industry is experiencing consolidation which has reduced capital purchases, with a resulting decrease in the demand for equipment in the short-term. The Company anticipates that once the consolidation slows and the economy improves, customers will resume capital purchases at a level comparable to prior periods.

         Consolidated gross profit for the three-month period ended March 31, 2000 decreased $2,455 or 7.9% as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 24.1% and 27.8% for the three-month periods ended March 31, 2000 and 1999, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of changes in product mix and reduced margins on the sale of prior-year models and an increase in warranty expense in the three months ending March 31, 2000 compared to the prior-year period.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $894 or 4.8% in the three-month period ended March 31, 2000 as compared to the prior-year period. Compensation, employee benefits and employee-related expenses decreased 2.4% or $322. The largest factor contributing to this decrease was a reduction of 6.8% or $493 in salary expense due to reduced headcount. This decrease was partially offset by 25.8% or $154 increase in health benefit costs. All other S,G&A expenses decreased by 10.6% or $572. S,G&A expenses as a percent of net sales were 19.3% and 21.1% in the three-month periods ended March 31, 2000 and 1999, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of sales during the remainder of fiscal 2000.

         As a result of the above, operating income was $10,542 and $12,103 in the three-month periods ended March 31, 2000 and 1999, respectively.

         Other income increased 36.6% or $382 to $1,426 in the three-month period ended March 31, 2000 as compared to the prior-year three-month period. This increase is primarily the result of income from the Company's joint ventures. These joint ventures are new this fiscal year and contributed $850 to other income in the three-month period ending March 31, 2000. This increase was partially offset by $208 in unfavorable foreign currency transaction adjustments and a decrease of interest income by $199. During the three month period ended December 31, 1999, the Company sold a portion of its notes receivable without recourse to a third party in an effort to reduce working capital requirements resulting in reduced interest income in the current three-month period. The foreign currency adjustment is largely the result of the increasing value of the U.S. dollar relative to the Euro.

         Interest expense decreased 14.8% to $1,202 in the three-month period ended March 31, 2000 as compared to the prior-year three-month period. This decrease is the result of reduced debt in the three-months ended March 31, 2000 compared to the prior year-period. This decrease was partially offset by higher interest rates during the three months ending March 31, 2000 compared to the prior-year period. The Company decreased its debt during the current period and expects to keep borrowings below last year's level, but believes that interest rates will continue to be higher than the prior year.

         The effective tax rate in the three-month periods ended March 31, 2000 and 1999 remained at 36.0%.

         As a result of the above, the net earnings was $6,883 and $7,505 in the three-month periods ended March 31, 2000 and 1999, respectively. Earnings per share was $.72 and $.78 for such periods.


RESULTS OF OPERATIONS - SIX-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1999

         Consolidated net sales increased by $12,125 or 7.4% in the six-month period ended March 31, 2000 from the six-month period ended March 31, 1999. The increase was primarily the result of increases in post-emergence equipment unit shipments. This increase was partially offset by a decrease in pre-emergence equipment sales. The conditions contributing to these differences are the same as those discussed for the three-month period ended March 31, 2000.

         Consolidated gross profit for the six-month period ended March 31, 2000 decreased $3,979 or 8.6% as compared to the prior-year period. Consolidated gross profit as a percent of net sales was 24.1% and 28.3% for the six-month periods ended March 31, 2000 and 1999, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of changes in product mix, reduced margins on prior-year models and an increase in warranty expense in the six-months ending March 31, 2000 compared to the prior-year period. The inventory of prior year models was significantly reduced in the first half of fiscal 2000.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $696 or 2.0% in the six-month period ended March 31, 2000 as compared to the prior-year period. Salary expense was down 3.8% or $525 during the six-months ended March 31, 2000 compared to the prior-year period. This reduction was primarily due to fewer employees resulting from the Company's cost containment measures. This decrease was offset by an increase of 33.8% or $406 in health insurance costs and 21.6% or $350 in contract and temporary employee expense. The increase in contract and temporary employee expense is primarily related to the development of the SGIS Data Management Software Version 3.0 which is scheduled for release during the Company's third quarter. The Company expects to see a reduction in contract employee expense in future quarters. All other S,G&A expenses were down 5.1% or $925 during the six-months ended March 31, 2000 compared to the prior-year period. These decreases were the result of the Company's continued efforts to reduce costs. S,G&A expenses as a percent of net sales were 19.3% and 21.1% in the six-month periods ended March 31, 2000 and 1999, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of net sales compared to previous periods depending on sales during the remainder of fiscal 2000.

         Because of the above, operating income was $8,409 and $11,692 in the six-month periods ended March 31, 2000 and 1999, respectively.

         Other income increased 9.7% to $2,163 in the six-month period ended March 31, 2000 as compared to the prior-year six-month period.

         Interest expense increased 19.4% to $2,980 in the six-month period ended March 31, 2000 as compared to the prior-year six-month period. The increase was the result of increased borrowings during the quarter and higher interest rates.

         The effective tax rate in the six-month periods ended March 31, 2000 and 1999 remained at 36.0%.

         Because of the above, net earnings were $4,859 and $7,148 in the six-month periods ended March 31, 2000 and 1999, respectively. Earnings per share were $.51 and $.74 for such periods.

LIQUIDITY AND FINANCIAL POSITION - SIX-MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO SIX-MONTH PERIOD ENDED MARCH 31, 1999

         Net cash provided by operating activities increased to $36,887 in the six-month period ended March 31, 2000, compared to $11,290 in the six-month period ended March 31, 1999. The major reason for this change was an increase in cash provided by operating assets and liabilities to $31,349 from $1,543 in the six-month periods ended March 31, 2000 and 1999, respectively. Inventories, together with increased accounts payable balances, provided cash of $29,641 compared to $1,126 during the six-months ended March 31, 2000 and 1999, respectively. Inventories decreased to $91,519 at March 31, 2000 from $109,463 at September 30, 1999 compared to an increase of $1,026 during the prior-year period. The decrease was the result of the company's efforts to reduce inventories by better matching its production schedule to sales. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt. Accounts receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity.

         Cash used in investing activities in the six-month period ended March 31, 2000 was $1,330 compared to $212 in the prior-year period. This increase in cash used was primarily due to increased investment in plant and equipment during the period ended March 31, 2000 as the Company's European subsidiary purchased the manufacturing facility it had previously been leasing.

         Cash used in financing activities was $35,696 in the six-month period ended March 31, 2000, compared to $11,095 in the prior-year period. The increase in cash used in financing activities was primarily the result of the net repayments of notes payable and long-term borrowings of $35,467 during the six-month period ended March 31, 2000, compared to $9,003 during the six-month period ended March 31, 1999. This increase in net repayments was primarily due to decreased working capital requirements as compared to the prior year.

         Working capital at March 31, 2000 was $52,647. As of March 31, 2000, the Company had $51,657 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit would provide sufficient liquidity to meet working capital requirements.

         The terms of the Company's amended credit line agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57,500 plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. The Company was in violation of certain of these covenants as of March 31, 2000, however, the credit line agreement has since been amended and the Company obtained waivers of the events of default and is now in compliance. The Company does not anticipate any difficulty in meeting these covenants in future quarters.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in the Company's earnings and cash flows. The Company's risk to interest rate and foreign currency exchange rate fluctuations has not materially changed since September 30, 1999.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 on file with the Securities and Exchange Commission. During the quarter ended March 31, 2000, the Company was not a party to any newly initiated material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         At the Annual Meeting of Shareholders held on March 6, 2000, certain matters were submitted to the shareholders for their approval as set forth in the Company's Proxy Statement dated February 13, 2000, previously filed with the Securities and Exchange Commission.


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




                                     AG-CHEM EQUIPMENT CO., INC.



Date:      May 15, 2000              By:      /s/ Alvin E. McQuinn
                                              --------------------
                                              Alvin E. McQuinn
                                              Its:  Chief Executive Officer




Date:      May 15, 2000              By:      /s/ John C. Retherford
                                              ----------------------
                                              John C. Retherford
                                              Its:  Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT NO.     TITLE
-----------     -----

10.19 Waiver and Amendment No. 2 To Third Amended and Restated Long Term Revolving Credit Agreement and Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions, From Time to Time Hereto, as Lenders, and the Agent dated as of May 15, 2000

10.20           Collateral Sharing Agreement dated as of May 15, 2000

10.21 Security Agreement between Ag-Chem Equipment Co., Inc. and Bank One, NA dated as of May 15, 2000

10.22 Guarantor Security Agreement between Ag-Chem Sales Co., Inc. and Bank One, NA dated as of May 15, 2000

10.23 Guarantor Security Agreement between Lor*al Products, Inc. and Bank One, NA dated as of May 15, 2000

10.24 Guarantor Security Agreement between Ag-Chem Manufacturing Co., Inc. and Bank One, NA dated as of May 15, 2000

10.25 Guarantor Security Agreement between Ag-Chem Equipment Canada, Ltd. and Bank One, NA dated as of May 15, 2000

10.26 Waiver dated May 15, 2000, by C.M. Mutual Life Insurance Company of certain defaults under Exact Title of Agreement dated
                April 6, 1994

10.27 Waiver dated May 15, 2000, by The Prudential Insurance Company of America of certain defaults under Exact Title of Agreement dated October 10, 1995

27              Financial Data Schedule