Form 10-Q
period 2000-06-30
AG-CHEM EQUIPMENT CO INC
filed 2000-08-14
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                    FORM 10-Q

__X__    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 __X__ Yes  _____ No


         As of July 31, 2000, there were outstanding 9,579,868 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.     FINANCIAL STATEMENTS.........................................      2

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS..............................................      9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK.......................................................     11

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS............................................     13

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.............................     13

SIGNATURES  .............................................................     14

EXHIBITS    .............................................................     15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands except Per Share Amounts)
           (UNAUDITED)

-------------------------------------------------------------------------------------------

                                                                June 30,      September 30,
                           ASSETS                                 2000            1999
                           ------                              ----------     -------------
CURRENT ASSETS:
     Accounts receivable, less allowance for
       doubtful accounts of $1,028 and $874, respectively      $   14,237      $   18,922
     Notes receivable, current portion, and
       accrued interest receivable                                  4,088           5,296
     Inventories (note 2)                                          86,521         109,463
     Deferred income tax benefits                                   4,400           4,400
     Prepaid expenses and other current assets                        447             628
                                                               ----------      ----------
        Total current assets                                      109,693         138,709
                                                               ----------      ----------

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $45,041 AND $42,235, RESPECTIVELY                42,353          42,470

OTHER ASSETS:
     Notes receivable, long-term portion                            2,456           7,046
     Intangible and other assets, net of accumulated
        amortization of $4,789 and $4,142, respectively             3,337           1,704
                                                               ----------      ----------
        Total other assets                                          5,793           8,750
                                                               ----------      ----------

Total assets                                                   $  157,839      $  189,929
                                                               ==========      ==========



--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands except Per Share Amounts)
           (UNAUDITED)

----------------------------------------------------------------------------------------

                                                            June 30,       September 30,
          LIABILITIES AND STOCKHOLDERS' EQUITY                2000             1999
          ------------------------------------            -----------      -------------
CURRENT LIABILITIES:
     Current installments of long-term debt               $     6,009       $     6,381
     Notes payable to banks                                    29,568            35,225
     Accounts payable                                          10,620            10,859
     Checks outstanding in excess of cash balances                600               138
     Customer prepayments                                       1,468             5,183
     Accrued expenses (note 3)                                 13,984            13,262
     Deferred income                                              840             1,359
     Accrued income taxes                                       2,481                --
                                                          -----------       -----------
Total current liabilities                                      65,570            72,407
                                                          -----------       -----------


LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                      15,614            44,299
                                                          -----------       -----------

Total liabilities                                              81,184           116,706
                                                          -----------       -----------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value
         Authorized, 40,000,000 shares; issued and
         outstanding, 9,579,868 and 9,595,468 shares               96                96
     Additional paid-in capital                                 1,116             1,274
     Retained earnings                                         75,792            72,318
     Accumulated other comprehensive loss                        (349)             (465)
                                                          -----------       -----------
     Total stockholders' equity                                76,655            73,223
                                                          -----------       -----------
Total liabilities and stockholders' equity                $   157,839       $   189,929
                                                          ===========       ===========



--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Amounts in Thousands except Per Share Amounts)
           (UNAUDITED)

-------------------------------------------------------------------------------------------------------

                                          Three Months Ended June 30,        Nine Months Ended June 30,
                                          ---------------------------       ---------------------------
                                                2000             1999             2000             1999
                                          ----------       ----------       ----------       ----------
Net sales                                 $   65,181       $   71,504       $  241,963       $  236,162
Cost of sales                                 50,994           53,721          185,239          171,884
                                          ----------       ----------       ----------       ----------
     Gross profit                             14,187           17,783           56,724           64,278

 Selling, general and administrative
     expenses                                 16,374           17,750           50,504           52,552
                                          ----------       ----------       ----------       ----------
     Operating income (loss)                  (2,187)              33            6,220           11,726
                                          ----------       ----------       ----------       ----------

Other income (expense):
     Other income                              1,275              451            3,437            2,423
     Interest expense                         (1,252)          (1,480)          (4,232)          (3,976)
                                          ----------       ----------       ----------       ----------
     Earnings (loss) before income
        taxes                                 (2,164)            (996)           5,425           10,173

Income tax expense (benefit)                    (780)            (358)           1,953            3,662
                                          ----------       ----------       ----------       ----------

Net earnings (loss)                       $   (1,384)      $     (638)      $    3,472       $    6,511
                                          ==========       ==========       ==========       ==========

Basic and diluted earnings (loss)
     per share                            $    (0.14)      $    (0.07)      $     0.36       $     0.68
                                          ==========       ==========       ==========       ==========

Weighted average common shares
     outstanding, basic and diluted            9,580            9,602            9,584            9,622
                                          ==========       ==========       ==========       ==========



--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)

-----------------------------------------------------------------------------------

                                                         Nine Months ended June 30,
                                                        ---------------------------
                                                           2000             1999
                                                        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                       $    3,472       $    6,511

Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                           2,470            4,772
     Gain on sale of assets                                   (108)            (177)
     Increase in deferred income tax benefits                   --              100
     Changes in operating assets and liabilities:
          Accounts receivable                                4,685           (1,959)
          Operating notes receivable                         5,798           (2,275)
          Inventories                                       22,942            1,276
          Other current assets                                 181               44
          Accounts payable                                    (239)            (679)
          Customer prepayments and deferred income          (4,234)          (3,800)
          Accrued expenses                                     722           (1,947)
          Income taxes                                       2,481            1,111
                                                        ----------       ----------
       Cash provided by operating activities                38,170            2,977
                                                        ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Retirement of short-term investments
          for industrial revenue bond                           --               23
     Purchases of property, plant and equipment             (4,364)          (1,115)
     Decrease (increase) in rental equipment                 1,333           (5,827)
     Proceeds from sale of equipment                           140              212
     Increase in other assets                                 (985)             (48)
                                                        ----------       ----------
       Cash used in investing activities                    (3,876)          (6,755)
                                                        ----------       ----------



(CONTINUED ON NEXT PAGE)

--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)

---------------------------------------------------------------------------------------

                                                             Nine Months ended June 30,
                                                            ---------------------------
                                                               2000             1999
                                                            ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in checks outstanding in
        excess of cash balances                                    462           (2,145)
     Proceeds from notes payable - banks                       105,700           95,900
     Repayments of notes payable - banks                      (111,357)         (78,400)
     Proceeds from long-term borrowings                          9,500          120,000
     Repayments of long-term borrowings                        (38,557)        (130,775)
     Purchase of common stock                                     (158)            (428)
                                                            ----------       ----------
       Cash provided by (used in) financing activities         (34,410)           4,152
                                                            ----------       ----------

     Foreign currency translation adjustment                       116             (140)
                                                            ----------       ----------

     Increase in cash                                               --              234
     Cash at beginning of period                                    --               --
                                                            ----------       ----------
     Cash at end of period                                  $       --       $      234
                                                            ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
     Cash paid during the period for:
       Interest                                             $    5,281       $    4,596
       Income taxes                                         $       --       $    2,507



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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)
--------------------------------------------------------------------------------

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 1999 included in the Company's annual report on Form 10-K. Results of the interim periods are not necessarily indicative of the results for an entire year.


(2)    INVENTORIES

       Inventories consist of the following:

                                               June 30,       September 30,
                                                 2000             1999
                                              ----------      -------------
       Finished goods                         $   29,331       $   45,033
       Resale parts                               26,693           25,815
       Work in process and raw materials          34,008           36,330
                                              ----------       ----------
         Total                                    90,032          107,178
       Less LIFO reserve                         (13,061)         (12,077)
                                              ----------       ----------
         Total                                    76,971           95,101
       Used equipment                              9,550           14,362
                                              ----------       ----------
       Total inventories                      $   86,521       $  109,463
                                              ==========       ==========

       If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, net earnings before tax would have been higher by $220 for the three-month period ended June 30, 2000 and $71 for the year ended September 30, 1999.

(3)    ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                      June 30,     September 30,
                                       2000             1999
                                    ----------     -------------

       Compensation                 $    5,197      $    6,471
       Warranty                          1,570           1,165
       Taxes other than income             716             897
       Insurance                         2,488           1,784
       Interest                            315           1,253
       Other                             3,698           1,692
                                    ----------      ----------
            Total                   $   13,984      $   13,262
                                    ==========      ==========

(4)    COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) and its components, including all changes in equity during a period except those resulting from repurchase of the Company's stock, investments by owners or distributions to owners are as follows:

                                          Three Months Ended June 30,   Nine Months Ended June 30,
                                          ---------------------------   --------------------------
                                               2000          1999            2000        1999
                                            ---------     ---------       ---------    ---------
       Net earnings (loss)                  $  (1,385)    $    (638)      $   3,472    $   6,511
       Other comprehensive income:
           Foreign currency translation
           adjustment                            (238)         (157)            116         (140)
                                            ---------     ---------       ---------    ---------

       Total comprehensive income (loss)    $  (1,623)    $    (795)      $   3,588    $   6,371
                                            =========     =========       =========    =========

(5)    NOTES PAYABLE TO BANKS

       The terms of the Company's credit line agreement as amended on May 15, 2000, include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57,500 plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1999

         Consolidated net sales decreased by $6,323 or 8.8% in the three-month period ended June 30, 2000 from the three-month period ended June 30, 1999. The decrease was primarily the result of decreases in both post-emergence and pre-emergence equipment unit shipments. The reduction in post-emergence unit shipments was largely the result of the Company's ability to deliver more units in earlier quarters this fiscal year compared to the comparable period of the prior year. This resulted in a smaller backlog of orders at the beginning of the three-month period ending June 30, 2000 compared to the comparable period of the prior year. The decrease in pre-emergence unit shipments was a result of the recession in the agricultural economy, as a result of which customers are keeping equipment longer. The Company expects competition to continue to be a factor and is uncertain about competition's impact on future net sales and product mix. Additionally, the farm supply industry is experiencing consolidation which has reduced capital purchases, with a resulting decrease in the demand for equipment in the short-term. The Company anticipates that once the consolidation slows and the economy improves, customers will resume capital purchases at a level comparable to prior periods.

         Consolidated gross profit for the three-month period ended June 30, 2000 decreased $3,596 or 20.2% as compared to the comparable period of the prior year. Consolidated gross profit as a percentage of net sales was 21.8% and 24.9% for the three-month periods ended June 30, 2000 and 1999, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of increased unfavorable manufacturing variances.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $1,376 or 7.7% in the three-month period ended June 30, 2000 as compared to the comparable period of the prior year. Compensation, employee benefits and employee-related expenses decreased 3.3% or $408. The largest factor contributing to this decrease was a reduction of 5.5% or $487 in salary and commission expense due to reduced headcount. This decrease was partially offset by increased health benefit costs. All other S,G&A expenses decreased by 16.5% or $968. S,G&A expenses as a percent of net sales were 25.1% and 24.8% in the three-month periods ended June 30, 2000 and 1999, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of sales during the remainder of fiscal 2000.

         As a result of the above, there was an operating loss was $2,187 and operating income of $33 in the three-month periods ended June 30, 2000 and 1999, respectively.

         Other income increased 182.9% or $824 to $1,275 in the three-month period ended June 30, 2000 as compared to the comparable period of the prior year. This increase is primarily the result of income from the Company's joint ventures. These joint ventures are new this fiscal year and contributed $661 to other income in the three-month period ending June 30, 2000.

         Interest expense decreased 15.4% to $1,252 in the three-month period ended June 30, 2000 as compared to the to the comparable period of the prior year. This decrease is the result of reduced debt, partially offset by higher interest. The Company decreased its debt during the current-year period and expects to keep borrowings below last year's level, but believes that interest rates will continue to be higher than the prior year.

         The effective tax rate in the three-month periods ended June 30, 2000 and 1999 remained at 36.0%.

         As a result of the above, the net loss was $1,385 and $638 in the three-month periods ended June 30, 2000 and 1999, respectively. Loss per share was $.14 and $.07 for such periods, respectively.


RESULTS OF OPERATIONS - NINE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE NINE-MONTH PERIOD ENDED JUNE 30, 1999

         Consolidated net sales increased by $5,801 or 2.5% in the nine-month period ended June 30, 2000 from the nine-month period ended June 30, 1999. The increase was primarily the result of increases in post-emergence equipment unit shipments. The increase was largely due to the success of the Company's new 1254 RoGator. This increase was partially offset by a decrease in pre-emergence equipment sales. The conditions contributing to these differences are the same as those discussed for the three-month period ended June 30, 2000.

         Consolidated gross profit for the nine-month period ended June 30, 2000 decreased $7,554 or 11.8% as compared to the comparable period of the prior year. Consolidated gross profit as a percent of net sales was 23.4% and 27.2% for the nine-month periods ended June 30, 2000 and 1999, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of changes in product mix, reduced margins on prior-year models and an increase in warranty expense in the nine-months ending June 30, 2000 compared to the comparable period of the prior year. Used equipment sales were 12.0% of total sales for the nine-months ending June 30, 2000 compared to 9.7% the prior-year period. Used equipment sales have a significantly lower margin than new sales. The inventory of prior year models was significantly reduced in the during the nine-month period ended June 30, 2000.

         Consolidated selling, general and administrative ("S,G&A") expenses decreased $2,048 or 3.9% in the nine-month period ended June 30, 2000 as compared to the comparable period of the prior year. All categories of S,G&A are down in the nine-months ended June 30, 2000 compared to the comparable period of the prior year, with the exception of employee benefit costs and contract and temporary employee expense. Employee benefits costs are 20.1% or $815 higher than the prior year. The increased benefits costs are primarily the result of increases in the costs of employee health insurance coverage. Contract and temporary employee expense increased 13.8% or $350 over the prior year period. The increase in contract and temporary employee expense is primarily related to the development of the SGIS Data Management Software Version 3.0 which was released during the Company's quarter ended June 30, 2000. The Company expects to see a reduction in contract employee expense in future quarters. All other S,G&A expenses were down 7.0% or $3,214 during the nine-months ended June 30, 2000 compared to the comparable period of the prior year. These decreases were the result of the Company's continued efforts to reduce costs. S,G&A expenses as a percent of net sales were 20.9% and 22.3% in the nine-month periods ended June 30, 2000 and 1999, respectively. The Company expects that its efforts to contain such costs will hold annual S,G&A expenses relatively stable as a percentage of net sales compared to previous periods depending on sales during the remainder of fiscal 2000.

         Because of the above, operating income was $6,220 and $11,726 in the nine-month periods ended June 30, 2000 and 1999, respectively.

         Other income increased 41.8% to $3,437 in the nine-month period ended June 30, 2000 as compared to the prior-year nine-month period.

         Interest expense increased 6.4% to $4,232 in the nine-month period ended June 30, 2000 as compared to the prior-year nine-month period. The increase was the result of increased borrowings during the first quarter of the current fiscal year and higher interest rates.

         The effective tax rate in the nine-month periods ended June 30, 2000 and 1999 remained at 36.0%.

         Because of the above, net earnings were $3,472 and $6,511 in the nine-month periods ended June 30, 2000 and 1999, respectively. Earnings per share were $.36 and $.68 for such periods, respectively.

LIQUIDITY AND FINANCIAL POSITION - NINE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THE NINE-MONTH PERIOD ENDED JUNE 30, 1999

         Net cash provided by operating activities increased to $38,170 in the nine-month period ended June 30, 2000, compared to $2,977 in the nine-month period ended June 30, 1999. The major reason for this change was an increase in cash provided by changes in operating assets and liabilities to $32,336 from cash used of $8,229 in the nine-month periods ended June 30, 2000 and 1999, respectively. Reductions in inventories, offset by decreases in accounts payable balances, provided cash of $22,703 compared to $597 during the nine-months ended June 30, 2000 and 1999, respectively. Inventories decreased to $86,521 at June 30, 2000 from $109,463 at September 30, 1999 compared to a decrease of $1,276 during the period of the prior year. The decrease was the result of the Company's efforts to reduce inventories by better matching its production schedule to sales. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt. Accounts receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity.

         Cash used in investing activities in the nine-month period ended June 30, 2000 was $3,876 compared to $6,755 in the comparable period of the prior year. This decrease in cash used was primarily the result of less investment in equipment rented to customers in the nine-months ended June 30, 2000 compared to the comparable period of the prior year. This decrease was partially offset by increased investment in plant and as the Company's European subsidiary purchased the manufacturing facility it had previously been leasing.

         Cash used in financing activities was $34,410 in the nine-month period ended June 30, 2000, compared to $4,152 of cash provided by financing activities of the comparable period of the prior year. Of the cash used in financing activities, $34,714 was due to repayments of notes payable and long-term borrowings, net of new notes payable and long-term borrowings during the nine-month period ended June 30, 2000, compared to $6,725 of cash provided by such activities during the nine-month period ended June 30, 1999. This increase in net repayments was primarily due to decreased working capital requirements as compared to the prior year.

         Working capital at June 30, 2000 was $44,123. As of June 30, 2000, the Company had $40,200 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit would provide sufficient liquidity to meet working capital requirements.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999 on file with the Securities and Exchange Commission. During the quarter ended June 30, 2000, the Company was not a party to any newly initiated material legal proceedings.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

            See the financial data schedule filed with this report.

       (b)  Reports on Form 8-K

            No reports on Form 8-K have been filed during the quarter for which this report was filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      AG-CHEM EQUIPMENT CO., INC.



Date:      August 14, 2000                By:   /s/ Alvin E. McQuinn
                                                --------------------------------
                                          Alvin E. McQuinn
                                          Its: Chief Executive Officer




Date:      August 14, 2000                By:   /s/ John C. Retherford
                                                --------------------------------
                                          John C. Retherford
                                          Its: Chief Financial Officer