Form 10-K
period 2000-09-30
AG-CHEM EQUIPMENT CO INC
filed 2000-12-15
CIK 935503

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended September 30, 2000

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

                               __X__ Yes _____ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         As of November 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price for such stock as reported by the Nasdaq National Market System, was approximately $42,012,195.

         As of the close of business on November 17, 2000, there were outstanding 9,529,868 shares of the registrant's common stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

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

         The Company's mission is to position itself as the leading, state-of-the-art manufacturer of agricultural application equipment, with an emphasis on "Site-Specific Agriculture" through its SOILTEQ products, specifically high-tech hardware and software product offerings. In order to achieve this goal, the Company has implemented a business strategy that is focused on customer service and training. In addition to its 17 parts and service centers (discussed below), the Company provides customers with service by offering an organization of field service repair personnel who are stationed at various locations throughout the country. Because Ag-Chem believes customer training in site-specific technology is of paramount importance, the Company operates a Technology & Education Center in Jackson, Minnesota to meet the specialized training needs of its customers. Unlike most of its competitors which sell through distributors, Ag-Chem sells a majority of its products directly to the end-users of the equipment, which include fertilizer dealers, farm cooperatives, large growers, municipalities, waste disposal contractors and mining and construction companies. Farmers are not generally the Company's direct customers. This distribution strategy enables the Company to maintain close ties with its customers.

         Ag-Chem also maintains a network of 17 parts and service centers located throughout the major farming regions of the United States and Canada. These centers, combined with the Company's field service repair team and in-house support staff, offer customers a high level of service and responsiveness, thereby averting critical delays during periods of peak usage. Each parts and service center operates as a separate profit center, selling parts and servicing equipment manufactured by Ag-Chem as well as selling parts for equipment manufactured by other companies.

         The Company holds certain patents and has designed software related to its SOILTEQ products. Products offered by SOILTEQ enhance application equipment capability by allowing it to selectively blend fertilizers, chemicals, micro-nutrients, seed and crop protection chemicals at the point of application. This process is computer controlled and based on a digitized map. Variable rate delivery, based on mapping input data, combined with Global Positioning Satellite (GPS) navigation, allows site-specific application. Although SOILTEQ has been a relatively small contributor to the Company's revenues, such revenues continue to grow. Site-specific agriculture is central to the Company's mission and may represent significant future revenue over the long term.

         The Company supplements its agricultural equipment line by marketing vehicles for various other industrial uses. Most notably, the Company manufactures vehicles used for waste application, specifically designed for subsurface liquid injection and surface spreading of biosolids, i.e., sewage sludge, manure and other farm or industrial waste that can be safely used for soil enrichment. The Company has recently developed a version of its industrial application that utilizes SOILTEQ products. This equipment allows purchasers to dispose of manure from livestock confinement operations in an environmentally sound manner.

         The Company's business is highly seasonal. Approximately 50% of its net sales occur during the period from January 1 through April 30. Accordingly, the Company increases its inventory levels during the quarter ended December 31 to meet this seasonal demand. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. These prepayments partially fund the increase in inventories. If the Company did not receive customer prepayments, it believes that its line of credit would provide sufficient liquidity to meet working capital requirements.

         As of December 2, 2000, the Company had an order backlog of approximately $23.5 million compared to $17.7 million on December 1, 1999. The Company expects that substantially all of such backlog orders will be filled during the fiscal year ending September 30, 2001.


PRODUCTS AND SERVICES

         PRE-EMERGENCE APPLICATION EQUIPMENT - Pre-emergence equipment is used to apply chemical to fields prior to crops emerging. The Company manufactures and sells high-flotation, self-propelled vehicles and related equipment which are used for fertilization and the spraying of crop protection chemicals under the "Terra-Gator," "Big Wheels," "Easy Rider" and "Magnum" brand names. These vehicles are primarily used prior to planting crops (i.e. "pre-emergence"). These vehicles are made with extra wide tires to provide maximum traction and a minimum level of soil compaction which has an adverse effect on crop yield. Ag-Chem manufactures a full line of three- and four-wheeled vehicles equipped with various engine sizes.

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

          The Company manufactures pre-emergence equipment in a variety of model sizes, engine horsepower and equipment configuration. For example, it builds larger models with bigger tanks to reduce the need for tank refills. Similarly, it builds increased horsepower engines to allow its vehicles to navigate rough terrain at higher speeds and to power add-on equipment. The Company sells this equipment, including its attachments, for between approximately $100,000 and $225,000; prices for equipment combined with SOILTEQ products range from $180,000 to $300,000.

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

         The Company's Lor*Al subsidiary modifies on-road trucks by adding heavy-duty rear axles, suspensions and oversized tires. Lor*Al's product offering consists of various modified Navistar and Ford truck chassis which sell under the Easy Rider, Magnum and Big Wheel brand names. Lor*Al's converted on-road vehicles provide diversity to Ag-Chem's product line and provide Ag-Chem a significant presence in the middle price segment of the fertilizer application market. Lor*Al models have lower margins than the Terra-Gator model due to the fact that truck chassis are purchased from other providers and the Company adds less value during the manufacturing process.

         POST-EMERGENCE APPLICATION EQUIPMENT - Post-emergence equipment is used to apply protective chemicals to crops after they have already emerged. Ag-Chem markets products for this purpose under the RoGator brand name. The RoGator models have high crop clearance to avoid crop damage during the application process. In addition, the RoGator models offer an adjustable wheel track width, which allows it to operate in a variety of row crop spacings. The RoGator models, with attachments, sell for between $80,000 and $185,000.

         Since its introduction in 1993, the RoGator models have enabled Ag-Chem to reduce the seasonal impact of its pre-emergence equipment sales and now account for a significant portion of sales. The RoGator models are produced in two sizes - the 854 model and the newest and largest machine, the 1254 which was first produced in summer 1999.

         In September, 2000, the Company issued a safety alert and undertook a major product improvement program pertaining to a component in specific models of its RoGator products manufactured in model years 1999 and earlier and a limited number of model year 2000 RoGator 854's. This safety alert and product improvement program addressed a serious safety concern surrounding a vendor-supplied component, specifically the cast iron axle in the BB5 wheel motors built into such models. In light of the Company's concern for the safety of owners, operators and bystanders, and in an effort to improve the operational dependability of these machines, the Company is planning to replace these axles. Although there have been instances of axle failures, no personal injuries have been reported to date as a result of these failures. Until such time as the axles are replaced, operators are being provided a list of steps they should take to reduce the potential for failure and to reduce the risks if such a failure does occur. The company currently estimates that it will cost between $5,300 to $8,100 to replace the axles and related components. In addition to the actual expense incurred in the fourth quarter, a reserve was set up in accordance with generally accepted accounting principles in the amount of $5,100. It is very early in the replacement process and the reserve will be adjusted, if necessary, in future periods as more information on the actual costs of replacement is collected. The Company has been informed by the supplier that it will take until approximately August 2001 to produce all the replacement axles. A settlement with the supplier of the component has not been reached at this time.


         PARTS AND SERVICE CENTERS - The Company believes that the availability of parts and service for its equipment is essential to the end-user. Delays during the planting, growing or harvesting period can be critical to farmers. Accordingly, potential customers view on-going maintenance of application equipment as a significant factor in making a purchase decision. The Company's customers need products that can be serviced in a minimal amount of time. For this reason, the Company operates 17 parts and service centers across the United States and Canada. These centers are intended to serve the

Company's customers by providing parts and technical support on a regional basis. These parts and service centers exclusively repair the Company's products. They stock and sell parts manufactured by the Company as well as parts which are manufactured by other companies which have been incorporated into the Company's products. The parts and service centers also stock and sell parts for equipment manufactured by other companies for use in competitors' products. The Company's parts and service centers also refurbish used Ag-Chem equipment for resale. The Company believes that its parts and service centers are an important part of the Company's growth because of the support they provide to its customers. In August 2000, five parts centers were closed to reduce operating costs. The costs associated with closing these centers were not material and were booked in the fourth quarter.

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

         SOILTEQ - The Company holds patents for and has designed software related to a process that utilizes a variety of input data to develop a site-specific application map. Through such inputs as soil test data and soil surveys, software developed and provided by the Company is able to generate a spreading map for each unique soil plot. The Company has also developed and markets control systems under the "FALCON" name which provides for site-specific application of multiple products in a single pass. When the spreading map is used with a machine such as an applicator equipped with a FALCON (i.e. the Company's computer-based control system), site specific placement of multiple crop inputs products is possible.

         SOILTEQ technology benefits farmers by ensuring that appropriate amounts of crop inputs, such as fertilizer, crop protection chemicals, micronutrients and seed are applied to each section of a field based on selected criteria. SOILTEQ's systems allow the operator to allocate inputs to areas that can support high yields and avoid over-application of inputs on soils that are only capable of producing low yields. With this process, inputs are placed only in areas where they can be used by the crop, and excess application is minimized. The effects of such a process are optimal economic performance and potentially positive environmental benefits.

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

SALES AND MARKETING

         Ag-Chem has one group of sales and marketing employees specifically devoted to the agricultural market. The Company also has other groups of sales employees focusing primarily on selling industrial equipment, selling SOILTEQ equipment, and selling the Company's AgTec division products to retail dealers. In the United States, the Company sells its Lor*Al product lines to end-users through three distributors in part of the country and through Ag-Chem's sales force in other parts of the country. Internationally, Ag-Chem sells its products through its subsidiary, Ag-Chem Europe, B.V., as well as a network of distributors. The Company's sales effort consists of national and regional advertising, a catalog, web-based sales, direct mail programs, and trade shows.

         For fiscal 2000, 1999 and 1998 the members of a farming co-op accounted for 14.6%, 12.6% and 13.8% of net sales, respectively. Such members retain individual purchasing authority, and the Company does not consider the related business risks to equate to one single, large customer.

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

INDUSTRY AND COMPETITION

         In general, the agricultural equipment industry is highly competitive. The industry continues to experience significant consolidation and retrenchment. While sales of many types of agricultural equipment neared all-time lows in calendar 1999, it appears the industry may have bottomed out and may be beginning an up cycle. Commodity prices for corn, wheat, cotton, and soybeans leveled out or were beginning to climb toward the end of calendar 1999 and beginning of calendar 2000. In its June 2000 research report, Credit Suisse First Boston indicated that the agricultural equipment industry may have bottomed out and that the industry is beginning to see the upside of the cycle. Additionally, in its May 2000 survey of 210 farm-equipment dealers, Merrill Lynch reported its most positive results since 1998, with 47 percent of dealers expecting revenue to increase in calendar 2000 versus 38 percent in its previous survey, and 20 percent last spring.

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

o Mandated capital expenditures - fertilizer dealers in many states have been or will be required by law to upgrade their facilities with costly containment measures, potentially delaying equipment purchases; and

o Genetically modified seed - There is uncertainty around genetically modified seed and as a result there is uncertainty in farmers' ability to market these crops.

         The off-road agricultural application equipment industry, which excludes "short-line" equipment (i.e. equipment pulled behind or mounted on a tractor or pickup), consists of numerous manufacturers. Competitors, who at one time were substantially smaller than Ag-Chem, are now considerably larger. In the recent past, Deere & Company has entered the post-emergence market, Case New Holland Corporation (Case) has purchased Tyler Inc. (Tyler), and AGCO Inc.
(AGCO) has purchased Willmar Manufacturing Inc. (Willmar) and Spra-Coupe. Although each company is smaller in terms of equipment sold in the Company's industry, they are each supported by a much larger parent company. Deere & Co., Willmar and Spra-Coupe manufacture and sell post-emergence vehicles. Tyler, a Case subsidiary, markets pre-emergence and post-emergence equipment.

         With competition based largely on price, quality, technology and service, Ag-Chem has positioned itself as a supplier of quality products with an emphasis on service and training, as exemplified by the Company's numerous parts and service centers and by the training provided at the Ag-Chem Technology & Education Center.

MANUFACTURING

         The Company's manufacturing process includes machining, fabricating, welding, assembling and painting. Off-road machines and related equipment are manufactured in the Company's facilities in Jackson, Minnesota. The spraying equipment produced by the Company's AgTec Division is manufactured in a plant located in Niles, Michigan. The Lor*Al product line is manufactured in Benson, Minnesota. The Company's Ag-Chem Europe B.V. subsidiary manufactures sludge and agricultural equipment in Grubbenvorst, Holland.

JOINT VENTURES

         REDBALL, LLC. Formed in October 1999, Redball, LLC is Ag-Chem's joint venture with C.A.P., Inc. Redball, LLC manufactures and sells an innovative line of sprayers throughout the United States, South America, Australia and other parts of the world. Although Redball is well known in cotton growing states, Redball, LLC also manufactures products for use in corn and soybeans. Redball, LLC was formed as the result of the contribution of $1 million in cash from Ag-Chem and $1 million in equity from C.A.P., Inc. As a result of their respective contributions, each party to the joint venture shares equally in the pre-tax profits generated by sales of Redball products. At its option, Ag-Chem has the right, between October 1, 2004 and December 31, 2004, to acquire the other share of the joint venture for $5 million.

         AG-CHEM/NEW HOLLAND, LLC. Formed in 1999, Ag-Chem manufactures a version of the RoGator 554, which is sold at its cost to the JV for resale through New Holland North America, Inc. ("NHNA") to NHNA's network of dealers. For their respective contributions, each party to the joint venture shares equally in the pre-tax profits generated by the sale of the RoGator 554 product. Either party has the option to acquire the other's stake in the joint venture through a negotiated process or to compel the company to be dissolved and liquidated on agreed-upon terms.

RESEARCH AND DEVELOPMENT

         As of September 30, 2000, the Company employed a staff of employees and contractors in research and development who are responsible for developing new products and improvements or enhancements to existing products. Research and development expenditures were $10.8 million in fiscal 2000, $9.4 million in fiscal 1999 and $11.9 million in fiscal 1998. Such expenditures constituted 3.7 percent, 3.2 percent and 3.4 percent of the Company's fiscal 2000, 1999, and 1998 net sales, respectively. The Company believes its ongoing commitment to new products and improvements and upgrades of existing products provide the Company with a major competitive advantage and technological leadership.

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

EMPLOYEES

         The Company employs 1,432 full-time employees, of whom 845 were engaged in manufacturing & engineering, 355 in service and parts distribution, 122 in sales, and 110 in administration. The Company is not subject to any collective bargaining agreement and believes that its employee relations are good.



SUBSEQUENT EVENTS

         On November 20, 2000, the Company announced it has agreed to be acquired by AGCO Corporation. AGCO, headquartered in Duluth, GA, is a leading worldwide designer, manufacturer and distributor of agricultural equipment. Subject to customary regulatory and Ag-Chem shareholder approval, the transaction will merge the Company with a wholly owned subsidiary of AGCO. The Company's shareholders will receive $25.80 per share consisting of no more than $12.90 in AGCO stock and the remainder in cash.


ITEM 2.  PROPERTIES

The principal properties of the Company are as follows:

         LOCATION                                DESCRIPTION OF PROPERTY
         --------                                -----------------------
         Minnetonka, Minnesota                   Corporate Office
         Jackson, Minnesota                      Manufacturing
         Jackson, Minnesota                      Parts/Service Support
         Jackson, Minnesota                      Training Center

         Benson, Minnesota                       Manufacturing
         Benson, Minnesota                       Parts/Service Support
         Grubbenvorst, Holland                   Manufacturing

         The Company owns executive offices in the Brenwood Office Park located in Minnetonka, Minnesota. The Company's executive offices occupy approximately 43,300 of the total 176,000 square feet of available space. Leasing operations related to space not occupied by the Company in the Brenwood Office Park is not deemed material to the Company's operations. The Company owns the properties in Jackson, Minnesota and Grubbenvorst, Holland, and leases the others. The manufacturing facility in Benson, Minnesota is presently operating at approximately 50% capacity, and the Jackson, Minnesota manufacturing facility is operating at approximately 60% capacity. The Company considers each of its facilities to be in good condition.

         The Company also has 17 parts and service centers, of which it owns 13, leases 2, and operates 2 on a consignment basis (i.e. the Company contracts with a third party to service Ag-Chem customers).

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         The Company submitted no matters to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company (ticker symbol "AGCH") currently trades on The Nasdaq Stock Market (National Market System). The following table sets forth, for the periods indicated, the high and low closing prices for the Company's Common Stock for each quarter within the last two fiscal years as reported by Nasdaq. These quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual transactions.

                                                          ---------------------
                                                         |    CLOSING PRICES   |
                                                          ---------------------
                                                            LOW           HIGH
FISCAL YEAR ENDED SEPTEMBER 30, 1999                       -----         ------
       First quarter.................................      $9.50         $13.00
       Second quarter................................     $10.00         $16.75
       Third quarter.................................      $9.75         $12.19
       Fourth quarter................................      $8.50         $10.75
FISCAL YEAR ENDED SEPTEMBER 30, 2000
       First quarter ................................      $9.25         $14.50
       Second quarter................................      $7.63         $10.88
       Third quarter.................................      $5.25          $8.78
       Fourth quarter................................      $6.75         $12.75

         As of November 17, 2000, there were 334 shareholders of record and approximately 1700 shareholders in street name.

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:(1)

                                               --------------------------------------------------------------
                                              |            FOR THE FISCAL YEARS ENDED SEPTEMBER 30,          |
                                               --------------------------------------------------------------
                                                 2000          1999         1998         1997         1996
                                               ---------     ---------    ---------    ---------    ---------
Net sales                                      $ 298,841     $ 292,679    $ 322,122    $ 318,212    $ 280,152
Cost of sales                                    232,405       214,688      234,959      232,565      200,378
Selling, general and administrative
   expenses                                       66,534        70,259       74,003       69,034       61,239
Operating income (loss)                              (98)        7,732       13,160       16,613       18,535
Other income                                       3,293         2,994        3,384        3,186        3,248
Interest expense                                   5,417         5,713        6,246        6,229        5,935
Earnings (loss) before income taxes               (2,222)        5,013       10,298       13,570       15,848
Income tax (benefit) expense                        (800)        1,625        3,450        6,000        6,100
Net earnings (loss)                               (1,422)        3,388        6,848        7,570        9,748
Earnings (loss) per share                          (0.15)         0.35         0.71         0.78         1.01

Weighted average common shares outstanding         9,583         9,616        9,660        9,683        9,672

CONSOLIDATED BALANCE SHEET DATA:(1)

                                               ------------------------------------------------------------------
                                              |                        AS OF SEPTEMBER 30,                       |
                                               ------------------------------------------------------------------
                                                 2000           1999          1998          1997          1996
                                               ---------      ---------     ---------     ---------     ---------
Working capital                                $  52,818      $  66,302     $  76,174     $  53,497     $  47,873
Property, plant and equipment, net                38,570         42,470        45,813        46,260        42,697
Total assets                                     155,699        189,929       188,194       187,999       185,559
Long-term debt, less current installments .       23,854         44,299        59,903        45,368        43,334
Stockholders' equity                              71,698         73,223        70,420        63,887        57,343
Average number of employees                        1,448          1,536         1,720         1,637         1,534
Return on beginning equity (2)                     (1.9%)          4.8%         10.7%         13.2%         21.7%

------------------------------------------------
(1)      Dollars and shares in thousands, except per share amounts.

(2) Return on beginning equity is calculated as net earnings for the period divided by the equity balance at the end of the prior year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands)

SUMMARY

         The following table presents the percent of net sales for each item in the Consolidated Statements of Operations:

                                     ----------------------------------
                                    | Fiscal years ended September 30, |
                                     ----------------------------------
                                         2000      1999      1998
                                         -----     -----     -----
Net sales.............................   100.0     100.0     100.0
Cost of sales.........................    77.8      73.4      72.9
                                         -----     -----     -----
Gross profit..........................    22.2      26.6      27.1

Selling, general and administrative
expenses..............................    22.3      24.0      23.0
                                         -----     -----     -----
Operating income (loss)...............    (0.1)      2.6       4.1

OTHER INCOME (EXPENSE):
Other income..........................     1.1       1.0       1.0
Interest expense......................    (1.8)     (2.0)     (1.9)
                                         -----     -----     -----
Earnings (loss) before income taxes...    (0.8)      1.6       3.2

Income tax (benefit) expense..........    (0.3)      0.6       1.1
                                         -----     -----     -----
Net (loss) earnings...................    (0.5)      1.0       2.1
                                         =====     =====     =====

------------------------------------------------


RESULTS OF OPERATIONS  - FISCAL 2000 COMPARED TO FISCAL 1999

NET SALES

           FISCAL            FISCAL                                %
            2000              1999             CHANGE           CHANGE
            ----              ----             ------           ------
          $298,841          $292,679           $6,162            2.1%

         The increase in net sales was primarily the result of increases in post-emergence equipment unit shipments, which was largely due to the success of the Company's new 1254 RoGator. This increase was partially offset by a decrease in unit shipments of pre-emergence equipment. The agricultural economy has continued to suffer as a result of low commodity prices, which has lowered demand for equipment. Additionally, the farm supply industry is experiencing consolidation with a resulting decrease in demand for equipment in the short-term. The Company is uncertain about impact of these factors on future sales. The changes and factors described above are quantified as follows:

         o Post-emergence equipment net sales increased $17,367 or 22.6% during fiscal 2000 as compared to fiscal 1999. As a result, sales of post-emergence equipment represented 31.5% of net sales in fiscal 2000 compared to 26.2% in fiscal 1999

         o Pre-emergence equipment net sales decreased $14,172, or 12.8% during fiscal 2000 compared to fiscal 1999. As a result, sales of pre-emergence equipment represented 32.4% of net sales in fiscal 2000 compared to 37.9% in fiscal 1999.

         o Sales of other product lines increased $2,967, primarily because of increases in the sales of previously owned equipment.

GROSS PROFIT

          FISCAL            FISCAL                                %
           2000              1999             CHANGE           CHANGE
           ----              ----             ------           ------
         $66,436           $77,991           ($11,555)         (14.8%)

         Consolidated gross profit, as a percent of net sales was 22.2% and 26.6% for fiscal 2000 and 1999, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of changes in product mix, reduced margins on sales of prior-year models in fiscal 2000 and an increase in warranty expense in the fiscal year ending September 30, 2000 compared to the prior-year period. The inventory of prior-year models was significantly reduced in the first half of fiscal 2000. Warranty and customer service campaign expense increased $5,486 to $9,830 in the fiscal year ending September 30, 2000 compared to the prior-year period. The increase was largely due to the axle replacement product improvement program announced on September 11, 2000. The company currently estimates that it will cost between $5,300 to $8,100 to replace the axles and related components on certain RoGator models. In addition to the actual expense incurred in the quarter, a reserve was set up in accordance with generally accepted accounting principles in the amount of $5,100. It is very early in the replacement process and the reserve will be adjusted, if necessary, in future periods as more information on the actual costs of replacement is collected. The Company has been informed by the supplier that it will take until approximately August 2001 to produce all the replacement axles. A settlement with the supplier of the component has not been reached at this time.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)

          FISCAL            FISCAL                                %
           2000              1999             CHANGE           CHANGE
           ----              ----             ------           ------
         $66,534           $70,259           ($3,725)           (5.3%)

         Compensation, employee benefits and employee-related expenses decreased 3.3% or $1,582. This decrease was primarily due to reduced employee headcount in the current year resulting from the Company's continued focus on cost reductions. All other S,G&A expenses decreased by 9.8% or $2,143. S,G&A expenses as a percent of net sales were 22.3% and 24.0% in fiscal 2000 and 1999, respectively.

         As a result of the above, operating (loss) income was ($98) and $7,732 in fiscal 2000 and 1999, respectively.

         Other Income increased 10.0% or $299 to $3,293 in the fiscal year ended September 30, 2000 compared to the prior fiscal year. The increase was the result of the Company's joint ventures. These joint ventures were new in fiscal 2000 and contributed $1,143 to other income in fiscal 2000. This increase was partially offset by a decrease in interest income and finance charges. Interest income and finance charges decreased $499 to $583 in the fiscal year ending September 30, 2000 compared to the prior fiscal year. This decrease resulted from the company's effort to reduce its notes receivable from customers in the current fiscal year, as discussed below.

         The Company recorded an income tax benefit of $800 in fiscal 2000 compared to income tax expense of $1,625 in fiscal 1999. The effective tax rates in fiscal 2000 and 1999 were 36.0% and 32.4%, respectively. The lower effective tax rate in fiscal 1999 was primarily the result of a larger utilization of a net operating loss carryforward by Ag-Chem Europe B.V..

         Included in the results of operations discussed above are the results of Ag-Chem Europe B.V. This subsidiary experienced a $105 or 0.5% decrease in net sales from fiscal 1999 to 2000. Gross profit for this subsidiary decreased $93 or 2.2% in fiscal 2000, compared to the prior year. Gross profit as a percentage of sales decreased from 19.6% during fiscal 1999 to 19.3% in fiscal 2000. Net income for this subsidiary was $186 during fiscal 2000 compared to $610 in the prior year. The decreases in sales and profit during fiscal 2000 compared to the prior year was related to the decrease in the relative value of the Euro to the U.S. dollar

         A single currency called the Euro was introduced in Europe on January 1, 1999. Although the Company has experienced no material impact, the increased price transparency resulting from the use of a single currency may affect the ability of Ag-Chem and other companies to price their products differently in the various European markets. A possible result of this price harmonization is lower average prices for products sold in these markets. Additionally, the Company is in the process of replacing the financial systems used by Ag-Chem Europe B.V. so that it will be capable of converting to the currency. The Company has put in place such new systems in the first quarter of fiscal 2000.

LIQUIDITY AND FINANCIAL POSITION - 2000 COMPARED TO 1999

         Net cash provided by operating activities increased to $40,520 in the year ended September 30, 2000, compared to cash used in operating activities of $3,554 in the year ended September 30, 1999. The major reason for this change was an increase in cash provided by changes in operating assets and liabilities to $38,773 from cash used of $13,058 in the years ended September 30, 2000 and 1999, respectively. Reductions in inventories and operating notes receivable provided cash of $28,326 compared to using cash of $10,280 during the years ended September 30, 2000 and 1999, respectively. Inventories decreased to $89,319 at September 30, 2000 from $109,463 at September 30, 1999 compared to an increase of $7,712 during the prior year. The decrease was the result of the Company's efforts to reduce inventories by better matching its production schedule to sales and the decision to carry less inventory. Lower inventory levels could result in the Company not being able to meet market demand should the agriculture economy improve. The decrease in operating notes receivable was from the non-recourse sale of a number of its notes receivable to third parties. The notes were sold at book value. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt. Accounts receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity.

         Cash used in investing activities in the year ended September 30, 2000 was $1,028 compared to $2,136 in the prior year. This decrease in cash used was primarily the result of less investment in equipment rented to customers in the year ended September 30, 2000 compared to the prior year. This decrease was partially offset by increased investment in property, plant and equipment as the Company's European subsidiary purchased the manufacturing facility it had previously been leasing.

         Cash used in financing activities was $39,547 in the year ended September 30, 2000, compared to $5,812 of cash provided by financing activities in the prior year. Of the cash used in financing activities, $39,290 was due to repayments of notes payable and long-term borrowings, net of new notes payable and long-term borrowings during the year ended September 30, 2000, compared to $8,283 of cash provided by such activities during the year ended September 30, 1999. This increase in net repayments was primarily due to decreased working capital requirements as compared to the prior year.

         Working capital at September 30, 2000 was $52,818. As of September 30, 2000, the Company had $52,735 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit would provide sufficient liquidity to meet working capital requirements.

         The terms of the Company's amended line of credit agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57.5 million plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. At September 30, 2000 and 1999, the weighted average interest rate payable on this line of credit was 9.2% and 8.0%, respectively. The increase in the weighted average interest rate in fiscal year 2000 compared to the prior year was due to increases in the bank's prime interest rates and the Company's financial performance as measured in the amended line of credit.

RESULTS OF OPERATIONS -1999 COMPARED TO 1998


NET SALES

          FISCAL            FISCAL                                %
           1999              1998             CHANGE           CHANGE
           ----              ----             ------           ------
         $292,679          $322,122         ($29,443)           (9.1%)

         The decrease was primarily the result of decreases in pre-emergence and post-emergence equipment unit shipments. The agricultural economy has continued to suffer as a result of low commodity prices, which has decreased demand for equipment. Additionally, the farm supply industry is experiencing consolidation with a resulting decrease in demand for equipment in the short-term. The changes and factors described above are quantified as follows:

         o Post-emergence equipment net sales decreased $11,736 or 13.2% during fiscal 1999 as compared to fiscal 1998. As a result, sales of post-emergence equipment represented 26.2% and 27.5% of net sales in fiscal 1999 and 1998, respectively.

         o Pre-emergence equipment net sales decreased $20,190, or 15.8% during fiscal 1999 compared to fiscal 1998. As a result sales of pre-emergence equipment represented 36.7% and 39.6% of net sales in fiscal 1999 and 1998, respectively.

         o Sales of other product lines increased $2,483, primarily as the result of the introduction of new product lines.

GROSS PROFIT

         FISCAL             FISCAL                                %
          1999               1998             CHANGE           CHANGE
          ----               ----             ------           ------
        $77,991            $87,163           ($9,172)          (10.5%)

         Consolidated gross profit as a percent of net sales was 26.6% and 27.1 % for the years ended September 30, 1999 and 1998, respectively. Gross profit as a percent of net sales was reduced during the fiscal year ending September 30, 1999 due to price reductions on old-style machines and increased discounts on the current product line. Additionally, gross profit as a percentage of net sales was negatively impacted in the prior fiscal year by warranty expense related to older model equipment. Warranty expense for fiscal 1999 was significantly lower as compared to the prior fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)

         FISCAL             FISCAL                                %
          1999               1998             CHANGE           CHANGE
          ----               ----             ------           ------
        $70,259            $74,003           ($3,744)           (5.1%)

         Compensation, employee benefits and employee-related expenses decreased 5.2% or $2,688. The largest single factor contributing to this decrease was a decrease in commission expense, which is directly related to net sales. Moreover, during the three months ended December 31, 1998, the Company initiated efforts to contain S,G&A expenses through employment reductions and other cost control efforts. These efforts reduced S,G&A expense during fiscal 1999. All other S,G&A expenses decreased by 4.6% or $1,056. S,G&A expenses as a percent of net sales were 24.0% and 23.0% in fiscals 1999 and 1998, respectively.

         As a result of the above, operating income was $7,732 and $13,160 in the years ended September 30, 1999 and 1998, respectively.

         The effective tax rates in the years ended September 30, 1999 and 1998 were 32.4% and 33.5 %, respectively. The decrease in the effective tax rate was primarily the result of a lower effective state tax rate and net operating loss carryforward utilization by the Company's European subsidiary.

         Included in the results of operations discussed above are the results of the Company's Dutch subsidiary. This subsidiary experienced a $3,651 or 20.7% increase in net sales from fiscal 1998 to fiscal 1999. This increase was primarily the result of increased pre-emergence equipment sales due to an increase in unit shipments. The increase in units shipped was the result of increased efforts by the Company to penetrate the European market. Gross profit for this subsidiary increased $1,442 or 52.8% in fiscal 1999, compared to the prior year. Gross profit as a percentage of sales increased from 15.5% during fiscal 1998 to 19.6% in fiscal 1999. Pretax income for this subsidiary was $610 during fiscal 1999 compared to $136 in the prior year. The remaining components of the subsidiary's results were materially unchanged from the prior year and had no material effect on the consolidated result of operations

LIQUIDITY AND FINANCIAL POSITION - 1999 COMPARED TO 1998

         Net cash used in operating activities was $3,554 in fiscal 1999 compared to net cash provided by operating activities of $9,789 in fiscal 1998. The major reason for this change was changes in operating assets and liabilities used cash of $13,058 and $5,788 in fiscals 1999 and 1998, respectively. Increased investments in inventories used cash of $7,712 and $1,857 in fiscals 1999 and 1998, respectively. Inventories increased to $109,463 at September 30, 1999 from $101,751 at September 30, 1998. Inventories increased in fiscal 1999 primarily because sales did not meet expectations. Accounts payable used cash of $4,261 in fiscal 1999 compared to providing cash of $71 in fiscal 1998. Accounts payable as of September 30, 1999 was $10,859 compared to $15,120 at September 30, 1998. The decrease in accounts payable was related to the Company's attempt to reduce its inventory for fiscal 2000. These uses of cash were partially offset, primarily, by reductions in the Company's account receivables due to reduced sales in the fourth quarter of 1999 compared to the prior-year period. Accounts receivable provided $4,577 and $229 in fiscal 1999 and 1998, respectively.

         Cash used in investing activities in fiscal 1999 was $2,136 compared to $6,187 in the prior-year period. The decrease in cash used by investing activities was primarily the result of a reduction of investment in property, plant and equipment and equipment rental to customers. In fiscal 1999, investments in property, plant and equipment were $1,759 compared to $3,969 in the prior year. The Company reduced its investment in property, plant and equipment in fiscal 1999 compared to 1998 as part of its cost control program and to conserve cash flow. The Company used $592 and $2,906 for investment in rental equipment to customers in fiscal 1999 and 1998, respectively. The Company experienced a much greater increase in equipment rented to customers during fiscal 1998 than it did in fiscal 1999 as its customers looked to reduce their capital expenditures.

         Cash provided by financing activities was $5,812 in fiscal 1999, compared to $3,739 used in the prior period. The net receipts of notes payable and long-term debt were $8,283 during fiscal 1999 compared to a net repayment of $5,425 during fiscal 1998. This increase in net borrowings was primarily due to increased working capital requirements.

         The terms of the Company's line of credit agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57.5 million plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth and an interest coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. At September 30, 1999 the Company was not in compliance with the interest coverage ratio covenant with its banks. The banks modified the debt agreement as a result of the non-compliance with this covenant. At September 30, 1999, the weighted average interest rate payable on this line of credit was 8.0%.

NEW ACCOUNTING PRONOUNCEMENTS
         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for the Company on October 1, 2000, establishes new standards for recognizing certain derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted this standard on October 1, 2000 and recorded the fair value of its interest rate swap of $145 as an asset.

         In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying generally accepted accounting principles in the United States of America to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal year 2001. Ag-Chem is currently evaluating the impact of SAB 101 on its financial condition and results of operations.

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

         For most companies operating in a global economy, monetary and fiscal policies implemented in the U.S. and abroad have a significant impact on economic growth, and, accordingly, demand for their products. For example, if the Federal Reserve Board raises interest rates in fiscal 2001, the U.S. economy could slow and negatively impact demand for the Company's products. If low interest rates in Europe do not stimulate that economy or if government spending is significantly reduced, the demand for Company products in that region could be negatively impacted.

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

         The rate of growth for the agricultural industry and the rate of acceptance of new technologies that SOILTEQ offers also play a significant role in the Company's results. The Company's products are an integral component of these activities and as they increase or decrease in the U.S. or abroad, demand for the Company's products may be significantly impacted.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


-----------------------------------------------

ASSETS
                                                                      --------------------
                                                                     |    September 30,   |
                                                                      --------------------
                                                                        2000        1999
                                                                      --------    --------
CURRENT ASSETS:
      Accounts receivable, less allowance for doubtful accounts
         of $869 and $874, respectively (note 7)                      $ 14,752    $ 18,922
      Notes receivable, current portion, and accrued interest
         receivable (notes 5 and 7)                                      2,741       5,296
      Inventories (notes 2 and 7)                                       89,319     109,463
      Deferred income tax benefits, net (note 10)                        5,800       4,400
      Prepaid expenses and other current assets                            353         628
                                                                      --------    --------
       Total current assets                                            112,965     138,709
                                                                      --------    --------
                                                                        38,570      42,470

PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 3, 4 AND 8)

OTHER ASSETS:
      Notes receivable, less current maturities (note 5 and 7)           1,419       7,046
      Intangible and other assets, net of accumulated amortization
         of $4,333 and $4,142, respectively (note 1)                     2,745       1,704
                                                                      --------    --------
       Total other assets                                                4,164       8,750
                                                                      --------    --------

TOTAL ASSETS                                                          $155,699    $189,929
                                                                      ========    ========

===========================================================================

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           -----------------------
                                                                          |       September 30,   |
                                                                           -----------------------
                                                                              2000          1999
                                                                           ---------     ---------
  CURRENT LIABILITIES:
    Current installments of long-term debt (note 8)                        $   6,178     $   6,381
    Notes payable to banks (note 7)                                           17,265        35,225
    Accounts payable                                                          12,036        10,859
    Checks outstanding in excess of cash balances                                 39           138
    Customer prepayments                                                       5,380         5,183
    Accrued expenses (note 6)                                                 17,695        13,262
    Deferred revenue                                                             527         1,359
    Accrued income taxes                                                       1,027            --
                                                                           ---------     ---------
    Total current liabilities                                                 60,147        72,407

LONG-TERM DEBT, LESS CURRENT INSTALLMENTS (NOTE 8)                            23,854        44,299
                                                                           ---------     ---------
   Total liabilities                                                          84,001       116,706
                                                                           ---------     ---------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value: Authorized, 40,000,000 shares; issued
       and outstanding, 9,579,868 shares and, 9,595,468, respectively             96            96
   Additional paid-in capital                                                  1,116         1,274
   Retained earnings                                                          70,896        72,318
   Accumulated other comprehensive loss                                         (410)         (465)
                                                                           ---------     ---------
   Total stockholders' equity                                                 71,698        73,223
                                                                           ---------     ---------

COMMITMENTS AND CONTINGENCIES (NOTES 12 AND 13)
   Total liabilities and stockholders' equity                              $ 155,699     $ 189,929
                                                                           =========     =========

============================================================================

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


-------------------------------------------------

                                                         -------------------------------------------
                                                        |           YEAR ENDED SEPTEMBER 30,        |
                                                         -------------------------------------------
                                                              2000            1999            1998
                                                         -----------     -----------     -----------
Net sales                                                $   298,841     $   292,679     $   322,122
Cost of sales                                                232,405         214,688         234,959
                                                         -----------     -----------     -----------
       Gross profit                                           66,436          77,991          87,163

Selling, general and administrative expenses                  66,534          70,259          74,003
                                                         -----------     -----------     -----------
       Operating income (loss)                                   (98)          7,732          13,160

Other income (expense):
       Other income (note 11)                                  3,293           2,994           3,384
       Interest expense                                       (5,417)         (5,713)         (6,246)
                                                         -----------     -----------     -----------
       Earnings (loss) before income taxes                    (2,222)          5,013          10,298

Income tax expense (benefit)  (note 10)                         (800)          1,625           3,450
                                                         -----------     -----------     -----------
Net earnings (loss)                                      ($    1,422)    $     3,388     $     6,848
                                                         -----------     -----------     -----------
Earnings (loss) per share, basic and diluted             ($     0.15)    $      0.35     $      0.71

Weighted average common shares outstanding, basic and
     diluted                                               9,583,200       9,616,313       9,660,152

============================================================================

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


--------------------------------------------

                                                                                                       ACCUMULATED
                                                                                                       -----------
                                                                                                         OTHER            TOTAL
                                                                                                         -----            -----
                                                                      ADDITIONAL       RETAINED       COMPREHENSIVE    STOCKHOLDERS'
                                            COMMON STOCK               ----------       --------       -------------   -------------
                                       SHARES          AMOUNT       PAID-IN CAPITAL    EARNINGS           LOSS            EQUITY
                                     -----------------------------------------------------------------------------------------------
Balances at September 30, 1997       9,670,268       $       97       $    2,188       $   62,082       ($     480)      $   63,887
Comprehensive income:
  Net earnings                              --               --               --            6,848               --            6,848

  Other comprehensive income                --               --               --               --              137              137
                                                                                                                         ----------
Comprehensive income                     6,985
Purchases and retirement of
  previously issued shares             (30,000)              (1)            (451)              --               --             (452)
                                     -----------------------------------------------------------------------------------------------
Balances at September 30, 1998       9,640,268               96            1,737           68,930             (343)          70,420

Comprehensive income:

  Net earnings                              --               --               --            3,388               --            3,388

  Other comprehensive loss                  --               --               --               --             (122)            (122)
                                                                                                                         ----------
Comprehensive income                                                                                                          3,266
Purchases and retirement of
  previously issued shares             (44,800)              --             (463)              --               --             (463)
                                     -----------------------------------------------------------------------------------------------
Balances at September 30, 1999
                                     9,595,468               96            1,274           72,318             (465)          73,223

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (CONTINUED) AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

                                                                                                       ACCUMULATED
                                                                                                       -----------
                                                                                                         OTHER            TOTAL
                                                                                                         -----            -----
                                                                      ADDITIONAL       RETAINED       COMPREHENSIVE    STOCKHOLDERS'
                                            COMMON STOCK               ----------       --------       -------------    ------------
                                       SHARES          AMOUNT       PAID-IN CAPITAL    EARNINGS           LOSS            EQUITY
                                     -----------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME:

  NET LOSS                                  --              --               --           (1,422)               --           (1,422)

  OTHER COMPREHENSIVE INCOME                --              --               --               --                55               55

COMPREHENSIVE LOSS                                                                                                           (1,367)

PURCHASES AND RETIREMENT OF
  PREVIOUSLY ISSUED SHARES             (15,600)             --             (158)              --                --             (158)
                                     -----------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2000
                                     9,579,868       $      96      $     1,116      $    70,896       ($      410)     $    71,698
                                     ===============================================================================================


=====================================================

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


---------------------------------------------------------------------------

                                                            -------------------------------
                                                           |          SEPTEMBER 30,        |
                                                             2000         1999        1998
                                                            -------      ------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net earnings (loss)                                ($1,422)     $3,388      $6,848

ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:
   Depreciation and amortization                              5,457       6,726       8,330
   Gain on sale of equipment                                   (203)       (210)       (151)
   (Increase) decrease in deferred income tax benefits       (1,400)       (400)        550
   Income in equity investment                               (1,143)         --          --
   Loss on currency fluctuations                                458          --          --
   Changes in operating assets and liabilities:
         Accounts receivable                                  4,170       4,577         229
         Operating notes receivable                           8,182      (2,568)     (1,373)
         Inventories                                         20,144      (7,712)     (1,857)
         Prepaid expenses and other current assets              188          76         264
         Accounts payable                                     1,177      (4,261)         71
         Customer prepayments and deferred revenue             (635)     (1,405)       (334)
         Accrued expenses                                     4,433      (1,304)     (2,938)
         Income taxes                                         1,114        (461)        150
                                                            -------      ------      ------
         Cash provided by (used in) operating activities     40,520      (3,554)      9,789

========================================================

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)

------------------------------------------------

                                                                      ------------------------------------
                                                                     |           SEPTEMBER 30,            |
                                                                      ------------------------------------
                                                                        2000         1999          1998
                                                                      --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Retirement of short-term investments for industrial
         revenue bond                                                     $---     $      23     $     722
         Purchase of property and equipment                             (4,551)       (1,759)       (3,969)
         Decrease (increase) in rental equipment                         3,848          (592)       (2,906)
         Proceeds from sale of equipment                                   256           245           132
         Equity investment                                              (1,000)          (50)           --
         Return on equity investment                                       400            --            --
         Increase (decrease) in other assets                                19            (3)         (166)
                                                                      --------     ---------     ---------
                  Cash used in investing activities                     (1,028)       (2,136)       (6,187)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Increase (decrease) in checks outstanding in excess of
        cash balances                                                      (99)       (2,007)        2,138
        Proceeds from notes payable - banks                            121,911       187,580       155,150
        Repayments on notes payable - banks                           (140,214)     (163,707)     (176,483)
        Proceeds from line of credit borrowings                         20,444       145,000        29,750
        Repayments of line of credit borrowings                        (41,431)     (160,590)      (13,842)
        Purchase of common stock                                          (158)         (464)         (452)
                                                                      --------     ---------     ---------
                  Cash (used in) provided by financing activities      (39,547)        5,812        (3,739)

        Effect of exchange on cash and cash equivalents                     55          (122)          137
                                                                      --------     ---------     ---------
        Net change in cash                                                  --            --            --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              --            --            --
                                                                      --------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $---          $---          $---
                                                                      --------     ---------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the year for:
                  Interest                                           $   5,852     $   6,276     $   6,184
                  Income taxes                                             267         2,485         2,695

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
         The Company entered into capital leases for computer equipment that aggregated to $789 during fiscal 1998.


==========================================

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

         The Company maintains a 50% ownership interest in certain affiliates. Investments in these affiliates are accounted for under the equity method, and accordingly, the Company's share of these affiliates' net income (loss) is recorded as other income in the consolidated statement of operations.

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

USE OF ESTIMATES
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK
         The Company extends credit primarily to agricultural cooperatives and dealers in the United States and Canada, and to international distributors. The Company also provides financing for the sales of equipment through notes receivable and operating leases.

INVENTORIES
     Inventories, except used equipment, are stated at the lower of cost or market. Cost is determined using the last in, first out (LIFO) method for all inventories other than used equipment and inventories at the company's European subsidiary. Used equipment is valued at amounts that do not exceed estimated fair market value less costs to sell.

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


PROPERTY, PLANT AND EQUIPMENT
         Property, plant and equipment are recorded at cost. Depreciation and amortization of all property, plant and equipment is computed on straight-line and accelerated methods over the following estimated useful lives:

       --------------------------------------------------- --------
                                                           Years
       --------------------------------------------------- --------
       Land improvements                                   15-20
       --------------------------------------------------- --------
       Buildings and improvements                          15-40
       --------------------------------------------------- --------
       Rental property                                     5-40
       --------------------------------------------------- --------
       Machinery and equipment                             5-10
       --------------------------------------------------- --------
       Rental equipment                                    5
       --------------------------------------------------- --------
       Transportation equipment                            3-5
       --------------------------------------------------- --------
       Office equipment and furniture                      5-10
       --------------------------------------------------- --------
       Computer equipment                                  2-5
       --------------------------------------------------- --------


INTANGIBLE AND OTHER ASSETS
         Intangible and other assets, net of accumulated amortization, consist of the following:

                                                                                      September 30,
                                                                                   ---------------------
                                                                                    2000         1999
                                                                                   ---------------------
Excess of purchase price over fair market value of net assets purchased               $150         $654
Non-compete agreements                                                                  32          128
Deferred financing costs                                                               325          201
Manufacturing and marketing rights                                                     249          456
Equity investment                                                                    1,793           50
Other                                                                                  196          215
                                                                                   ---------------------
Total intangible and other assets                                                   $2,745       $1,704
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

RESEARCH AND DEVELOPMENT EXPENDITURES
         The Company's research and development expenditures are expensed as incurred and totaled $11,109, $9,391 and $10,846 for the years ended September 30, 2000, 1999, and 1998, respectively.

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

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


FOREIGN CURRENCY TRANSLATION
         For the Company's Dutch operation, the Dutch guilder is considered the functional currency. Assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the period. Translation effects are accumulated in the accumulated other comprehensive income (loss) caption in stockholders' equity.

EARNINGS (LOSS) PER SHARE
         Earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding during the respective years. The Company has no potentially dilutive common shares.

PROFIT SHARING PLAN
         The Company made contributions of $414 to its profit sharing plan in fiscal 1998.

CASH AND CASH EQUIVALENTS
         The Company considers temporary cash investments with original maturities of three months or less from the date of purchase to be cash equivalents.

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

NEW ACCOUNTING PRONOUNCEMENTS
         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective for the Company on October 1, 2000, establishes new standards for recognizing certain derivatives as either assets or liabilities, and measuring those instruments at fair value. The Company adopted this standard on October 1, 2000 and recorded the fair value of its interest rate swap of $145 as an asset.

         In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes certain SEC staff views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. SAB 101 will be effective for the Company in the fourth quarter of fiscal year 2001. Ag-Chem is currently evaluating the impact of SAB 101 on its financial condition and results of operations.

RECLASSIFICATIONS
         Certain reclassifications have been made in the fiscal 1998 and fiscal 1999 financial statements to conform to the fiscal 2000 presentation.

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


2.       INVENTORIES
         Inventories consist of the following:

                                            September 30,
                                   ------------------------------------
                                       2000              1999
                                   ------------------------------------
Finished goods                          $32,599            $45,033
Resale parts                             26,228             25,815
Work in process and raw materials        27,626             36,330
                                   ------------------------------------
Total                                    86,453            107,178
Less LIFO reserve                      (12,210)           (12,077)
                                   ------------------------------------
Total                                    74,243             95,101
Used equipment                           15,076             14,362
                                   ------------------------------------
Total inventories                       $89,319           $109,463
                                   ====================================

         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, net earnings would have been higher by $133 at September 30, 2000 and lower by $71 at September 30, 1999.

3.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                        September 30,
                                              ----------------------------------
                                                   2000              1999
                                              ----------------------------------
Land                                               $2,136            $1,338
Land improvements                                   4,022             3,893
Buildings and improvements                         25,653            25,423
Machinery and equipment                            20,726            20,532
Rental property                                     5,780             4,619
Rental equipment (note 4)                           8,485            12,488
Transportation equipment                            1,709             1,772
Office equipment and furniture                      4,323             3,892
Computer equipment                                 10,940            10,748
                                              ----------------------------------
                                                   83,774            84,705
Less accumulated depreciation and amortization   (45,204)          (42,235)
                                              ----------------------------------
Net property, plant and equipment                 $38,570           $42,470
                                              ==================================

4.       RENTAL EQUIPMENT
         The Company leases equipment to customers through operating leases, the majority of which are cancelable at the option of the lessee. The net investment in equipment leased to customers under operating leases is as follows:

                                           September 30,
                                ------------------------------------
                                    2000              1999
                                ------------------------------------
Rental  equipment                     $8,485            $12,488
Less accumulated depreciation        (3,427)            (3,874)
                                ------------------------------------
Net rental equipment                  $5,058             $8,614
                                ====================================

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


         Future minimum rentals receivable under non-cancelable operating leases at September 30, 2000 are as follows:

    Year ending September 30,                        Amount
   ---------------------------------------     -----------------
   2001                                                $430
   2002                                                 162
   2003                                                  72
                                               -----------------
   Total                                               $664
                                               =================

5.       NOTES RECEIVABLE

         The Company provides financing to customers with notes receivable, which bear interest between 8.0% to 13.0%. These notes are payable in installments over 1 to 7 years and are secured primarily with the equipment sold to the customer. Principal maturity of notes receivable are as follows:

   Year ending September 30,                        Amount
  ---------------------------------------    ------------------
  2001                                              $2,627
  2002                                                 730
  2003                                                 377
  2004                                                 183
  2005                                                 129
                                             ------------------
             Total                                  $4,046
                                             ==================

6.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                      September 30,
                             ------------------------------------
                                 2000              1999
                             ------------------------------------
Compensation                       $5,523             $6,471
Warranty (note 13)                  6,202              1,165
Taxes other than income             1,116                897
Insurance                           1,869              1,784
Interest                              818              1,253
Other                               2,167              1,692
                             ------------------------------------
     Total                        $17,695            $13,262
                             ====================================

7.       NOTES PAYABLE TO BANKS

         In May 2000, the Company amended its line of credit agreement with four banks. The Company was required to pay a commitment fee of 0.125 to 0.375 percent of the average daily unused portion of the line of credit. The amended agreement required the Company to maintain a tangible net worth of $57.5 million plus 50% of each fiscal year's net earnings, certain working capital, net worth and debt to net worth ratios as well as limits the amount of capital expenditures, distributions, interest and indebtedness. This line of credit contains a covenant requiring lenders to approve mergers entered into by the Company. The line of credit will be due upon the closing of the proposed merger if the proper approvals are not obtained. (See note 16).

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


         The line of credit agreements allow aggregate borrowings up to $70 million, of which $40 million is due in June 2002 and $30 million is payable in June 2001. As of September 30, 2000, $12,950 was outstanding compared to $30,500 in the prior year. This line of credit is secured by certain assets of the Company, including inventory, accounts receivable and notes receivable. The weighted average interest rate on short-term borrowings outstanding was 11.0% as of September 30, 2000.

         The Company's European subsidiary utilizes a portion of Ag-Chem's line of credit agreement. The subsidiary also had its own line of credit with a bank. The agreement allowed aggregate borrowings up to 2.8 million Guilders (approximately $1,100) which expires on June 28, 2001. Borrowings under this line of credit bear interest at the one-month LIBOR rate plus 2.75 percent and were guaranteed by Ag-Chem Equipment Co., Inc. Borrowings outstanding under these facilities were $4,315 and $4,725 at September 30, 2000 and 1999, respectively.

8.       LONG-TERM DEBT
         Long-term debt consists of the following:

                                                                                           September 30,
                                                                                         ------------------
                                                                                          2000       1999
                                                                                         -------    -------
Industrial revenue bonds with the City of Jackson, MN payable in varying annual amounts beginning in November 1998 through 2007 with interest from
   4.5% to 6.0%                                                                          $ 5,085    $ 5,585
Note payable in five annual installments of $3,000 commencing in April 1997
   with interest payable semiannually at 6.83%                                             3,000      6,000
Note payable in seven annual installments of $2,143 commencing in April 1999
   with interest payable semiannually at 7.25%                                            10,714     12,857
Brenwood mortgage payable in 120 monthly installments of $70 commencing in
   November 2000 with interest payable monthly at 8.1%, final installment of $7,308
   due on October 1, 2010                                                                  9,000         --
Grubbenvorst mortgage payable in 80 quarterly installments of $25 commencing in
   March 2000 with interest payable monthly at 5.4% for the first five years and will
   then be renegotiated based on current rates                                             1,921         --
Note payable under line of credit with four banks with interest at the banks'
   reference rate due June 2000 (see note 7)                                                  --     25,000
Miscellaneous notes payable                                                                  312      1,238
                                                                                         -------    -------
                                                                                          30,032     50,680
Less current installments                                                                  6,178      6,381
                                                                                         -------    -------
                                                                                         $23,854    $44,299
                                                                                         -------    -------

Scheduled annual maturity of long-term debts is as follows:

   Years ending September 30,                       Amount
   -------------------------------------- ---------------------
   2001                                             $6,178
   2002                                              2,933
   2003                                              2,961
   2004                                              3,000
   2005                                              3,048
   Thereafter                                       11,912

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


                                          ---------------------
     Total                                         $30,032
                                          =====================

         The Brenwood mortgage payable is secured by the Company's office buildings located in the Brenwood Office Park in Minnetonka, Minnesota.

         The Grubbenvorst mortgage payable is secured by the Company's manufacturing facilities located in Grubbenvorst, Holland. The Grubbenvorst mortgage payable is payable in quarterly installments of 63 Dutch Guilders commencing March 1, 2000 for 20 years.

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

         Some notes payable contain certain restrictive covenants as to additional borrowings and require the Company to maintain certain financial ratios. Certain debt arrangements contain a covenant requiring lenders to approve mergers entered into by the Company. These debt arrangements will be due upon the closing of the proposed merger if the proper approvals are not obtained. (See note 16).


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

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


LONG-TERM DEBT
The fair value of the Company's long-term debt was estimated based on the amount of future cash flows associated with each instrument discounted using the current rates offered to the Company for similar debt instruments of comparable maturity.

         The carrying amount and estimated fair values of the Company's financial instruments at September 30, 2000 and 1999 are summarized as follows:

                                                               2000                                     1999
                                               --------------------------------------    ------------------------------------
                                                   CARRYING             ESTIMATED           Carrying            Estimated
                                                     AMOUNT            FAIR VALUE             Amount           Fair Value
                                               -----------------     ----------------    ----------------    ----------------
Accounts receivable, net                                $14,752              $14,752             $18,922             $18,922
Notes receivable and accrued interest
  receivable                                              4,160                4,163              12,342              10,330
Note payable to banks                                    17,265               17,265              35,225              35,225
Accounts payable                                         12,036               12,036              10,859              10,859
Checks outstanding in
  excess of cash balances                                    39                   39                 138                 138
Accrued expenses                                         17,695               17,695              13,262              13,262
Long-term debt                                           30,032               30,138              50,680              51,205

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

10.      INCOME TAXES
         Income tax (benefit) expense consists of the following:

                    Federal           State            Total
                 --------------    -------------    -------------
2000
CURRENT                   $481             $300             $781
DEFERRED               (1,347)            (234)          (1,581)
                 --------------    -------------    -------------
TOTAL                   ($866)              $66           ($800)
                 ==============    =============    =============
1999
Current                 $1,850             $315           $2,165

Deferred                 (470)             (70)            (540)
                 --------------    -------------    -------------
Total                   $1,380             $245           $1,625
                 ==============    =============    =============
1998
Current                 $2,750             $550           $3,300
Deferred                   125               25              150
                 --------------    -------------    -------------
Total                   $2,875             $575           $3,450
                 ==============    =============    =============

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


         The actual tax expense (benefit) for 2000, 1999 and 1998 differs from the "expected" tax expense for those years (computed by applying the United States federal corporate rate of 35 percent in earnings (loss) before income taxes) as follows:

                                                2000        1999        1998
                                              -------     -------     -------
Expected (benefit) tax, at statutory rates    ($  778)    $ 1,755     $ 3,604
State taxes, net of federal tax effect             43         160         374
Decrease in valuation allowance for
  deferred tax assets                            (100)       (443)        (50)
Tax benefit of foreign sales
  corporation                                     (46)       (105)       (135)
Goodwill, technology rights
  Amortization                                    140         140         140
Research credit                                   (50)       (200)       (500)
Other, net                                         (9)        318          17
                                              -------     -------     -------
Actual tax (benefit) expense                  ($  800)    $ 1,625     $ 3,450
                                              =======     =======     =======

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2000 and 1999 are as follows:

                                                        2000        1999
                                                      -------     -------
Inventory                                             $ 2,583     $ 2,863
Accrued warranty                                        2,207         253
Accrued vacation                                          530         512
Deferred revenue                                          203         508
Subsidiary's net operating tax loss carryforward          226         264
Foreign subsidiary net operating loss carryforward        177         245
Intangibles                                               243         401
Other                                                     534         138
                                                      -------     -------
  Gross deferred tax assets                             6,703       5,184

Fixed assets                                             (284)         --
Research and development expenditures                     (78)       (144)
Other                                                     (99)        (98)
                                                      -------     -------
Gross deferred tax liabilities                           (461)       (242)
                                                      -------     -------

Valuation allowance                                      (442)       (542)
                                                                  -------
  Net deferred tax asset                              $ 5,800     $ 4,400
                                                      =======     =======

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                            2000      1999
                                            -----    ------
Valuation allowance at beginning of year    $ 542     $ 985

Decrease in valuation allowance              (100)     (443)
                                            -----     -----
Valuation allowance at end of year          $ 442     $ 542
                                            =====     =====

         The valuation allowance is necessary due to uncertainty over the future utilization of the net operating loss carryforwards of Ag-Chem Manufacturing Co., Inc. and Ag-Chem Europe B.V., subsidiaries of the Company.

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


11.      OTHER INCOME
         Other income consists of the following:

                                                   Years ended September 30,
                                                  --------------------------
                                                   2000      1999      1998
                                                  ------    ------    ------
Interest income and finance charges               $  583    $1,082    $1,394
Gain on sale of property, plant and equipment        203       210       151
Income from rental properties, net of expenses       855       755       778
Income from equity investment                      1,143        --        --
Miscellaneous income                                 509       947     1,061
                                                  ------    ------    ------
Total                                             $3,293    $2,994    $3,384
                                                  ======    ======    ======

12.      LEASES

         Rent expense under operating leases amounted to $1,426, $1,056 and $900 for offices, warehouses and equipment, and $1,647, $1,869 and $1,823 for autos and trucks in fiscal 2000, 1999, and 1998, respectively.

         The following is a schedule, by year, of future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of September 30, 2000. Commitments for autos and trucks have not been included since most of these leases are cancelable upon specified notice.

Years ending September 30,                         Amount
---------------------------------------  ---------------------
2001                                                 $319
2002                                                  131
2003                                                  105
2004                                                   83
2005                                                   83
Thereafter                                            562
                                         ---------------------
     Total                                         $1,283
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

13.      COMMITMENTS AND CONTINGENT LIABILITIES
         The Company is involved in several legal actions at September 30, 2000, the ultimate settlement of which is not expected to have a material effect on the consolidated financial condition or consolidated results of the Company.

         On September 11, 2000, the Company announced an axle replacement product improvement program. It is presently estimated that it will cost between $5,300 to $8,100 to replace the axles and

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


related components on certain RoGator models. In addition to the actual expense incurred in the year, a reserve was set up in accordance with accounting principles generally accepted in the United States of America in the amount of $5,100. It is very early in the replacement process and the reserve will be adjusted, if necessary, in future periods as more information on the actual costs of replacement is collected. The Company has been informed by the supplier that it will take until approximately August 2001 to produce all the replacement axles. A settlement with the supplier of the component has not been reached at this time.

14.      RELATED PARTY TRANSACTIONS
         In fiscal 2000, 1999, and 1998, legal services in the amount of $445, $445 and $344, respectively, were provided by a law firm in which a director and stockholder of the Company is a partner.

15.      SEGMENT INFORMATION
         For fiscal 2000, 1999, and 1998 the members of a farming co-op accounted for 14.6%, 12.6% and 13.8% of net sales, respectively. Export sales were 9.7%, 10.9% and 11.4% of net sales in fiscal 2000, 1999, and 1998, respectively.

         The Company has a subsidiary in the Netherlands. This subsidiary had net sales of $21,168, $21,273 and $17,622 in fiscal 2000, 1999, and 1998, respectively. Foreign income before tax for fiscal 2000, 1999, and 1998 were $186, $610 and $136, respectively. Foreign currency transaction losses included in net loss for fiscal 2000 totaled $521. Foreign currency transaction gains or losses included in net earnings for fiscal 1999 and 1998 were not significant.

16.      SUBSEQUENT EVENTS
         On November 20, 2000, the Company announced it has agreed to be acquired by AGCO Corporation (AGCO). AGCO, headquartered in Duluth, GA, is a leading worldwide designer, manufacturer and distributor of agricultural equipment. Subject to customary regulatory and Ag-Chem shareholder approval, the transaction will merge the Company with a wholly owned subsidiary of AGCO. The Company's shareholders will receive $25.80 per share consisting of no more than $12.90 in AGCO stock and the remainder in cash.

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


17.  SELECTED CONSOLIDATED FINANCIAL DATA - QUARTERLY (UNAUDITED)

                                            NET EARNINGS     EARNINGS
                                            ------------      (LOSS)
                 NET SALES   GROSS PROFIT      (LOSS)       PER SHARE
                 --------    ------------      ------       ---------
  2000
  ----
1ST QUARTER      $ 58,708      $ 14,086      ($ 2,024)      ($  .21)
2ND QUARTER       118,074        28,451         6,883           .72
3RD QUARTER        65,181        14,187        (1,384)         (.14)
4TH QUARTER        56,878         9,712        (4,897)         (.51)
                 --------      --------      --------       --------
  TOTAL          $298,841      $ 66,436      ($ 1,422)      ($  .15)
                 ========      ========      ========       =======

  1999
  ----
1st Quarter      $ 53,529      $ 15,476      ($   356)      ($  .04)
2nd Quarter       110,995        30,906         7,505           .78
3rd Quarter        71,504        17,783          (638)         (.06)
4th Quarter        56,651        13,826        (3,123)         (.33)
                 --------      --------      --------       --------
  Total          $292,679      $ 77,991      $  3,388       $   .35
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information about each of the Company's directors and executive officers:

      Name                           Age           Company Position                      Director Since
  Alvin E. McQuinn                   69       Chairman of the Board, Chief Executive          1963
                                                Officer and Director
  Donald D. Pottinger                58       President and Director                          1998
  John C. Retherford                 49       Senior Vice President, Chief Financial          1987
                                                Officer and Director
  Mary M. Jetland                    39       Senior Vice President, SOILTEQ                  1994
  Steve M. Koep                      50       Senior Vice President, Sales and Marketing      n/a
  Robert L. Hoffman(1)               72       Secretary and Director                          1963
  G. Waddy Garrett(1)(2)             59       Director                                        1983
  A.J. (Al) Giese(1)(2)              52       Director                                        1996
  DeWalt J. Willard, Jr.(1)(2)       69       Director                                        1998

(1)      Member of the Audit Committee.
(2)      Member of the Compensation Committee.

         ALVIN E. MCQUINN has served as a Director and as Chairman of the Board since 1963. He has served as Chief Executive Officer since 1976. From 1963 to 1976, and from 1988 to July 1997, Mr. McQuinn served as the Company's President. Mr. McQuinn serves as President, Chief Executive Officer and a Director of Lor*Al Products, Inc., Ag-Chem Sales Co., Inc., Ag-Chem Equipment Canada, Ltd. and Ag-Chem Equipment International Inc., as Chairman and Chief Executive Officer of Ag-Chem Manufacturing Co., Inc., and as a Supervisory Director of Ag-Chem Europe B.V., all of which are subsidiaries of the Company. Mr. McQuinn is the father of Mary M. Jetland.

         DONALD D. POTTINGER has served as President of the Company since July 1997. From April 1996 to June 1997, Mr. Pottinger served as the Company's Vice President of Sales, North America. From November 1994 to March 1996, Mr. Pottinger was President and Chief Executive Officer of Hickson Kerley, Inc., a fertilizer company based in Phoenix, Arizona. From January 1994 to November 1994, he worked as an independent consultant with small and mid-sized agricultural and environmental companies. From 1992 to 1994, he was President of the Minerals and Chemical Group of the J.R. Simplot Company, a diversified mining, manufacturing and marketing organization based in Pocatello, Idaho.

         JOHN C. RETHERFORD has served as Senior Vice President and Chief Financial Officer since March 1994, as Vice President of Finance from 1986 to March 1994 and as a Director since 1987. Mr. Retherford is also a Director and Vice President of Lor*Al Products, Inc., Ag-Chem Manufacturing Co., Inc., Ag-Chem Sales Co., Inc., Ag-Chem Equipment Canada, Ltd. and Ag-Chem Equipment International Inc., and a Supervisory Director of Ag-Chem Europe B.V.

         MARY M. JETLAND has served as Senior Vice President SOILTEQ, a division of Ag-Chem Equipment Co., Inc., since April 2000 and as a Director of the Company since February 1994. Ms. Jetland served as Senior Vice President, Advanced Technology and Manufacturing from November 1998 to April 2000, as Vice President, Site Specific Products from July 1998 to November 1998, as Vice President of Manufacturing from March 1995 to November 1998, and as Vice President of Corporate Services from February 1994 to July 1998. From 1989 to February 1994, she served as the Manager of Corporate Services of the Company. Ms. Jetland is also President and a Director of Ag-Chem Manufacturing Co., Inc. Ms. Jetland is the daughter of Alvin E. McQuinn.

         STEVE M. KOEP has served as Senior Vice President of Sales and Marketing of Ag-Chem Equipment Co., Inc., since August 2000. Mr. Koep served as the Company's Vice President of Marketing from October 1998 to August 2000 and as the Company's Manager of Marketing Services from August 1992 to October 1998. Prior to joining the Company in 1992, Mr. Koep spent 18 years with Case Corporation in a wide range of sales and marketing positions, serving as Director of North American Marketing Services from 1988 to 1992.

         ROBERT L. HOFFMAN has served as a Director and the Secretary of the Company since 1963. Since 1958, Mr. Hoffman has been an attorney with, and a shareholder of, the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., based in Bloomington, Minnesota. He is also a Director of WAM!NET Inc., a public reporting company based in Bloomington, Minnesota, engaged in the business of high-speed data transportation.

         G. WADDY GARRETT has served as a Director of the Company since 1983. Since 1978, he has served as the Chief Executive Officer and Chairman of the Board of Alliance Agronomics, Inc., a Mechanicsville, Virginia holding company consisting of various companies engaged in manufacturing, distribution and the custom application of fertilizer. Mr. Garrett is also a Director of Reed Jewelers, Inc., Willard Agri-Services of Frederick, Inc., located in Frederick, Maryland, and County Bank of Chesterfield, as well as a publicly-held commercial printing company, Cadmus Communications Corporation, located in Richmond, Virginia.

         A.J. (AL) GIESE has been a Director of the Company since 1996. He currently serves as Co-President of the newly-formed agronomy joint venture, Agriliance, LLC, the largest crop inputs entity in North America which is jointly owned by Land O'Lakes, Inc., Cenex Harvest States Cooperatives and Farmland Industries. From March 1998 to December 2000, Mr. Giese was President of Cenex/Land O'Lakes Agronomy Company (a predecessor to Agriliance, LLC) and from 1980 to 1998, he served as its Vice President and Senior Vice President. Mr. Giese is a member of the Board of Directors and serves on the Executive Committee of The Fertilizer Institute, Washington, D.C., an industry trade association representing approximately 90 percent of domestic fertilizer producers, manufacturers, retailers, trading firms and equipment manufacturers. Mr. Giese also is a member of the Board of Directors of the International Fertilizer Development Center, Muscle Shoals, Alabama and a member of the Board of Directors of the Potash and Phosphate Institute, located in Atlanta, Georgia.



         DEWALT J. WILLARD, JR. has been a Director of the Company since December 1998. Since 1970, Mr. Willard has been a director and executive officer of multiple business entities, located in the Eastern part of the United States, including Willard Agri-Service of Frederick, Inc., located in Frederick, Maryland and Willard Agri-Service of Lynch, Inc., located in Lynch, Maryland, which are retail fertilizer and pesticide suppliers; Willard Distribution Co., Inc., located in Frederick, Maryland, a wholesale fertilizer dealer; and AgVenture LLC, an agricultural data processing company located in

Frederick, Maryland. In addition, Mr. Willard is a director and executive officer of five retail automobile dealerships and three commercial real estate management firms. Mr. Willard is a director of FCNB Bank, a publicly-held banking entity located in Frederick, Maryland, and serves on numerous other private company, hospital, association and non-profit boards of directors.

REPORTING UNDER SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires executive officers and directors of the Company, and persons who beneficially own more than 10 percent of the Company's outstanding shares of Common Stock, to file initial reports of ownership and reports of changes in ownership of securities of the Company with the Securities and Exchange Commission ("SEC"). Officers, directors and persons owning more than 10 percent of the Company's outstanding Common Stock are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely on a review of the copies of such reports and amendments thereto furnished to or obtained by the Company or written representations that no other reports were required, the Company believes that during the fiscal year ended September 30, 2000, all filing requirements applicable to its directors, officers or beneficial owners of more than 10 percent of the Company's outstanding shares of Common Stock were complied with.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation earned for services rendered in all capacities to the Company during the Company's fiscal years ended September 30, 1998, 1999 and 2000 by Alvin E. McQuinn, Chairman of the Board and Chief Executive Officer, Donald D. Pottinger, President, John C. Retherford, Senior Vice President and Chief Financial Officer, and Mary M. Jetland, Senior Vice President, Advanced Technology and Manufacturing. The Company has no other executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long-Term
                                                       Annual Compensation                          Compensation
                                     ----------------------------------------------------------     ------------
                                                                                                      Securities
          Name and                                                                Other Annual        Underlying
     Principal Position               Year        Salary          Bonus          Compensation(1)      Options(2)
------------------------------       -------      -------        -------            -------            -------
                                                      ($)           ($)                 ($)               (#)
Alvin E. McQuinn                      2000        350,000              0              0                   n/a
   Chairman of the Board and          1999        337,700              0              0                   n/a
   Chief Executive Officer            1998        331,000              0              0                   n/a

                                      2000        224,000              0              0                   n/a
Donald D. Pottinger                   1999        204,000              0              0                  4,000
   President                          1998        200,000              0              0                   n/a

John C. Retherford                    2000        173,000         10,000              0                   n/a
   Senior Vice President              1999        153,000              0              0                  4,000
   and Chief Financial Officer        1998        150,000              0              0                   n/a

Mary M. Jetland                       2000        147,500              0              0                   n/a
   Senior Vice President,             1999        127,500              0              0                  4,000
   Advanced Technology and            1998        120,000              0              0                   n/a
   Manufacturing

Steve M. Koep(3)                      2000        130,000              0              0                   n/a

(1) Represents profit sharing contributions made by the Company on the executive officer's behalf.
(2) Represents the number of phantom shares granted, effective December 1, 1998, to the named executive officer pursuant to the Ag-Chem Equipment Co., Inc. Key Employee Phantom Stock Bonus Plan.
(3)      Mr. Koep became an executive officer of the Company during fiscal year
         2000.

AGGREGATE OPTION/SAR EXERCISES IN THE FISCAL YEAR ENDED SEPTEMBER 30, 2000 AND
     OPTION/SAR VALUES AT SEPTEMBER 30, 2000

                                                               Number of Shares           Value of Unexercised
                        Shares Acquired                      Underlying Unexercised    In-the-Money Options/SARS
                          on Exercise      Value Realized     Options at FY-End(1)              at FY-End(2)
         Name           ---------------    --------------    ----------------------    -------------------------
-------------------           (#)               ($)                   (#)                          ($)
Alvin E. McQuinn              n/a               n/a                   n/a                          n/a
Donald D. Pottinger           n/a               n/a                  4,000                          0
John C. Retherford            n/a               n/a                  4,000                          0
Mary M. Jetland               n/a               n/a                  4,000                          0
Steve M. Koep                 n/a               n/a                   3000                          0

(1) The Company adopted the Ag-Chem Equipment Co., Inc. 1998 Key Employee Phantom Stock Bonus Plan (the "Plan") effective December 1, 1998. Under the Plan, a number of employees were granted "phantom shares." Such phantom shares do not represent shares of the Company's common stock. Instead, phantom shares are a method of calculating potential bonus payments to such employees. All phantom shares will be redeemed on November 30, 2001 if not sooner called. On the redemption date, the Company is required to make a cash payment to the employee equal to the difference between the grant price and the price of shares on the date of redemption. If the market price on the date of redemption is lower than the grant price, no cash payment shall be made. If the price of the Company's common stock reaches $31 15/16, the Company has the right to call and redeem the phantom shares at that time. The determination whether to call such phantom shares early will be made solely by the Compensation Committee of the Board of Directors. Under the Plan, if a participant's employment is terminated, all rights under the Plan are forfeited unless such termination is the result of death or permanent total disability, in which case the participant or his/her estate will receive a cash payment based upon the market price of the Company's common stock on the date of death or permanent total disability.
(2) All of the phantom shares have no value given that the market price of the Company's common stock was less than the base price of the phantom stock grant as of September 30, 2000.

COMPENSATION OF DIRECTORS

         During the fiscal year ended September 30, 2000, the Company paid each non-employee director a fee of $3,000 per meeting of the Board of Directors and $500 per committee meeting. In addition, the Company paid each non-employee director an annual retainer of $6,000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee (the "Committee") has responsibility for all elements of compensation of Ag-Chem officers, including the executive officers named in the Summary Compensation Table. These elements consist of base salary, profit sharing and incentive bonus. The Committee is also responsible for setting the profit threshold for the Company's Profit Sharing Plan. During the fiscal year ended September 30, 2000, the Committee was comprised of three outside directors, G. Waddy Garrett, A.J. (Al) Giese and DeWalt J. Willard, Jr., who were not officers or employees of Ag-Chem or its subsidiaries and who were not eligible to participate in any of the plans or programs that the Committee administers. The Committee makes recommendations on compensation issues which are subject to the approval of the Board of Directors.

COMPENSATION PHILOSOPHY

         The Company has a "pay for performance" philosophy for its management employees including officers. Compensation is dependent upon the annual and long-term financial performance of the Company, as well as long-term shareholder return. The Committee has established programs to provide a total compensation package that will attract highly qualified personnel to Ag-Chem, motivate individuals to perform at optimum levels, reward outstanding individual performance and retain valuable employees. The Company's compensation plans can provide significant cash incentives to the Company's management.

BASE SALARY AND INCENTIVE BONUS

         Salaries of the Company's management employees are based in part on the compensation practices of other companies. The Committee has an independent consulting firm review the total compensation of the officers to assess the competitiveness of the Company's compensation program. The Company compares itself to similarly-sized manufacturing companies located in the Midwest Region of the United States. The Company's most direct competitors for executive personnel are not necessarily the companies that would be included in a peer group established to compare shareholder returns. Thus, the compensation peer group is not the same as the peer group utilized in the Comparative Stock Performance Graph included in this Annual Report. Salaries established by the Committee are also based on the officer's scope of responsibilities, level of experience and individual performance. Officers have an annual incentive bonus opportunity with awards based on overall performance of the Company. The purpose of this incentive is to maintain a strong correlation between annual pay and overall Company financial results.

PROFIT SHARING

         The purpose of the Company's Profit Sharing Plan is to encourage employees to work in a manner, and suggest ideas, that will increase Company profit. Profit sharing compensation varies and is based on pre-tax profits. If the Company obtains an acceptable profit level (the "threshold"), then the Company pays profit sharing compensation to all eligible employees. The Committee annually sets the profit threshold for the Company and its subsidiaries. Any increase in the threshold is based on the net income of the previous year.

COMPENSATION OF THE CHAIRMAN AND CHIEF EXECUTIVE OFFICER

         The compensation of Alvin E. McQuinn, Chairman of the Board and Chief Executive Officer, is determined by the same process used for the other officers of the Company. The only difference is that a higher portion of Mr. McQuinn's total compensation is variable and at risk by being tied to the Company's performance. The compensation paid to Mr. McQuinn is also based on subjective non-financial Company performance measures which include continued growth, customer satisfaction, management succession and overall quality of the Company.

         In the fiscal year ended September 30, 2000, Mr. McQuinn received a base salary of $350,000, with no discretionary bonus or profit sharing contribution. Such determination was made by the Compensation Committee and approved by the Company's Board of Directors. The determination not to pay Mr. McQuinn a bonus under the Chairman's Annual Performance Incentive Plan was based on the financial performance of the Company and was made by an independent consulting firm engaged by the Company to evaluate compensation paid to other chief executive officers in the Company's industry and to make recommendations regarding compensation.

DISCUSSION OF CORPORATE TAX DEDUCTION ON COMPENSATION IN EXCESS OF $1,000,000 PER YEAR

         As part of its responsibilities, the Committee reviews certain measures of performance for the Company's Chairman of the Board and Chief Executive Officer that it believes are critical to the overall performance of the Company. Certain measures of performance, such as succession planning and strategic planning, are vital to the long-term performance of the Company. Section 162(m) of the Internal Revenue Code of 1986 (the "Code") prohibits the Company from deducting as compensation expense, amounts exceeding $1,000,000 per year for certain officers, unless the payment of such compensation is based on pre-established objective performance goals approved by the Company's shareholders. A significant portion of the Chairman of the Board and Chief Executive Officer's compensation meets the Code's requirement for deductibility. At the Annual Meeting of Shareholders held in 1995 shareholders approved the "Chairman's Annual Performance Incentive Plan." The Company believes that amounts payable to the Chairman of the Board and Chief Executive Officer under that plan are deductible. A portion of the Chairman of the Board and Chief Executive Officer's compensation, however, will continue to be based on critical, subjective measures that may prohibit certain compensation from being deductible under the Code. The Committee strongly believes that its ability to evaluate the performance of the Chairman of the Board and Chief Executive Officer on vital subjective performance measures outweighs the Code's limitation on such deductibility.

         The foregoing Compensation Committee Report shall not be deemed incorporated by reference by any statement incorporating by reference this Annual Report, or any portion thereof, into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

G. Waddy Garrett
A.J. (Al) Giese
DeWalt J. Willard, Jr.
Ag-Chem Equipment Co., Inc. Compensation Committee

COMPARATIVE STOCK PERFORMANCE

         The following graph compares the cumulative total shareholder return, assuming $100 invested on September 30, 1995, as if such amount had been invested in each of: (i) the Company's Common Stock; (ii) the stocks comprising the Dow Jones Industrial Sector-Heavy Machinery; and (iii) the stocks included in the Dow Jones Industrial Average. The graph assumes the reinvestment of all dividends (the Company has never paid a dividend). Prices of the Company's Common Stock are based upon closing bid prices the Nasdaq National Market.

         The historical stock price performance of the Company's Common Stock shown below is not necessarily indicative of future performance. The graph below shall not be deemed incorporated by reference by any statement incorporating by reference this Annual Report, or any portion thereof, into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934 and shall not otherwise be deemed filed under such Acts.

[PLOT POINTS GRAPH]

                                       9/30/95      9/30/96      9/30/97      9/29/98      9/30/99      9/30/00
----------------------------------------------------------------------------------------------------------------
Ag-Chem Equipment Co., Inc.              100          59           62           40           32            29
----------------------------------------------------------------------------------------------------------------
Dow Jones  Industrial  Sector-
Heavy Machinery                          100          137          188          118          158           74
----------------------------------------------------------------------------------------------------------------
Dow Jones Industrial Average             100          126          173          174          233          247
----------------------------------------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the close of business on November 17, 2000, the number of shares of Common Stock beneficially owned: (i) by each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock; (ii) by each director and director-nominee of the Company; and (iii) by all executive officers and directors of the Company as a group. Unless otherwise indicated, each of the following persons has sole voting and investment power with respect to the shares of Common Stock set forth opposite their respective names.

                                             Number of Shares Beneficially Owned
   Name and Address                       --------------------------------------
  of Beneficial Owner                        Shares                   Percent
--------------------------------------    -------------            -------------
  Alvin E. McQuinn
                                          5,644,148(1)                 58.92

  Donald D. Pottinger                           440                      *

  John C. Retherford                         87,600(2)                   *

  Mary M. Jetland                            51,900(3)                   *

  Steve M. Koep                               1,800(4)                   *

  Robert L. Hoffman                       5,458,498(5)                 56.98

  G. Waddy Garrett                           22,000(6)                   *

  A.J. (Al) Giese                             3,300(7)                   *

  DeWalt J. Willard, Jr.                     10,000                      *

  Wellington Management Company, LLP        589,000(8)                  6.10

  All directors and executive             5,826,388                    60.81
    officers as a group (nine persons)

*        Less than 1%.
(1) Includes 5,453,298 shares owned by the Alvin E. McQuinn Revocable Trust of which Mr. McQuinn is a co-trustee and 10,000 shares held by Mr. McQuinn as custodian for grandchildren.
(2) Includes 62,450 shares owned jointly with Mr. Retherford's spouse and 16,734 shares held of record by Mr. Retherford's minor children. Also includes 8,416 shares owned of record by two trusts of which Mr. Retherford is trustee, as to all of which shares Mr. Retherford disclaims beneficial ownership.
(3) Includes 27,000 shares held of record by Ms. Jetland's spouse and 100 shares held of record by Ms. Jetland's children, as to all of which Ms. Jetland disclaims beneficial ownership.
(4)      Includes 1,800 shares held jointly with Mr. Koep's spouse.
(5) Includes 5,453,298 shares owned by the Alvin E. McQuinn Revocable Trust of which Mr. Hoffman is a co-trustee, and 1,200 shares held by Mr. Hoffman's spouse.
(6) Includes 6,000 shares held of record by Mr. Garrett's spouse and 800 shares held of record by Mr. Garrett's children.
(7)      Includes 3,300 shares held jointly with Mr. Giese's spouse.
(8) Based on the Schedule 13G filed on February 11, 2000 by Wellington Management Company, LLP, an investment adviser and its wholly-owned subsidiary, Wellington Trust Company, N.A., a holding company (collectively "Wellington"). Represents the total number of shares owned which may be deemed beneficially held as of December 31, 1999 by Wellington in its capacity as an investment adviser which are held of record by clients of Wellington.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Robert L. Hoffman, a member of the Company's Board of Directors and its Secretary, is an attorney with, and a shareholder of, the law firm of Larkin, Hoffman, Daly & Lindgren, Ltd., which currently serves as legal counsel to the Company and served as legal counsel to the Company during the fiscal year ended September 30, 2000.

         The Company has transactions in the ordinary course of business with unaffiliated businesses of which certain of the Company's non-employee directors are officers and/or directors. The Company does not consider the amounts involved in such transactions material in relation to its business and believes that any such amounts are not material in relation to the business of such other businesses or the interests of the non-employee directors involved.

         The Company sold its products and furnished services and repairs to its products to certain companies owned by DeWalt J. Willard, Jr., a director of the Company. Sales to three of such companies exceeded five percent of each such company's annual sales. Such companies, and the amount of sales to each are as follows: Willard Agri-Service of Frederick, Inc. ($394,000), Willard Agri-Service of Mt. Airy, Inc. ($399,000) and Willard Agri-Service of Lynch, Inc. ($382,000). The Company believes that such sales were at prices and on terms comparable to its sales to unrelated companies.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

         The following consolidated financial statements of Ag-Chem Equipment Co., Inc. are included herein at the indicated page numbers:

                                                                        PAGE NO.
                                                                        --------
         o        Independent Auditors' Report                             F-1

         o        Consolidated Balance Sheets as of September 30, 2000
                  and 1999                                                 F-2

         o        Consolidated Statements of Operations for the Fiscal
                  Years Ended September 30, 2000, 1999 and 1998            F-4

         o Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Fiscal Years
                  Ended September 30, 2000, 1999 and 1998                  F-5

         o        Consolidated Statements of Cash Flows for the Fiscal
                  Years Ended September 30, 2000, 1999 and 1998            F-6

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

         The following financial statement schedules of Ag-Chem Equipment Co., Inc. and subsidiaries are included herein at the indicated page number:

                                                                        PAGE NO.
                                                                        --------
         o        Independent Auditors' Report                            FS-1

         o        Schedule II - Valuation and Qualifying Accounts         FS-2

EXHIBITS

     EXHIBIT NO.     TITLE
     -----------     -----

         3        Articles of incorporation and by-laws(1)

         10.1 $45,000,000 Third Amended and Restated Long Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., certain subsidiaries of Ag-Chem Equipment Co., In., as Multicurrency Subsidiary Borrowers, The Institutions From Time to Time Hereto, as Lenders, and The First National Bank of Chicago, as Agent(4)

         10.2 $45,000,000 Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions From Time to Time Hereto, as Lenders, and the First National Bank of Chicago, as Agent(4)

         10.3 $30,000,000 Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., NBD Bank, as Lender and Agent, Harris Trust & Savings Bank, as Lender, Rabobank Nederland, as Lender, dated June 12, 1998(3)

         10.4     Long Term Amended and Restated Revolving Credit Notes(2)

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

         10.14 Guaranty (Short Term) of Ag-Chem Equipment Co., International Corp.(2)

         10.15    Guaranty (Short Term) of Ag-Chem Equipment Canada Ltd.(2)

         10.16 Guaranty (Short Term) of Ag-Chem Manufacturing Co., Inc. (formerly Soil Teq, Inc.)(2)

         10.17 Guaranty (Short Term) of Ag-Chem Europe, B.V. (formerly Kurstjens Terra-Gator, B.V.)(2)

         10.18 Waiver and Amendment No. 1 To Third Amended and Restated Long Term Revolving Credit Agreement and Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions, From Time to Time Hereto, as Lenders, and the First National Bank of Chicago as Agent(5)

         10.19 Waiver and Amendment No. 2 To Third Amended and Restated Long Term Revolving Credit Agreement and Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions, From Time to Time Hereto, as Lenders, and the Agent dated as of May 15, 2000(6)

         10.20    Collateral Sharing Agreement dated as of May 15, 2000(6)

         10.21 Security Agreement between Ag-Chem Equipment Co., Inc. and Bank One, NA dated as of May 15, 2000(6)

         10.22 Guarantor Security Agreement between Ag-Chem Sales Co., Inc. and Bank One, NA dated as of May 15, 2000(6)

         10.23 Guarantor Security Agreement between Lor*al Products, Inc. and Bank One, NA dated as of May 15, 2000(6)

         10.24 Guarantor Security Agreement between Ag-Chem Manufacturing Co., Inc. and Bank One, NA dated as of May 15, 2000(6)

         10.25 Guarantor Security Agreement between Ag-Chem Equipment Canada, Ltd. and Bank One, NA dated as of May 15, 2000(6)

         10.26    Mass Mutual Waiver dated as of May 15, 2000(6)


         10.27    Prudential Waiver dated as of May 15, 2000(6)

         10.28 Agreement and Plan of Merger by and among AGCO Corporation, AGRI Acquisition Corp. and Ag-Chem Equipment Co., Inc., dated as of November 20, 2000.(7)

         10.29 Voting Agreement dated as of November 20, 2000 among AGCO Corporation, The Alvin E. McQuinn Revocable Trust and Alvin E. McQuinn.(7)

         10.30 Mortgage Note between Ag-Chem Equipment Co., Inc. and Allstate Life Insurance Company(8)

         10.31 Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing Between Ag-Chem Equipment Co., Inc. as Mortgagor, and Allstate Life Insurance Company as Mortgagee(8)

         10.32 Assignment of Leases and Rents between Ag-Chem Equipment Co., Inc. and Allstate Life Insurance Company(8)

         10.33 Recourse Indemnity Agreement between Ag-Chem Equipment Co., Inc. and Allstate Life Insurance Company(8)

         10.34 Environmental Indemnity Agreement between Ag-Chem Equipment Co., Inc. and Allstate Life Insurance Company(8)

         10.35 Security Agreement between Ag-Chem Equipment Co., Inc. and Allstate Life Insurance Company(8)

         10.36 Amendment No. 3 to Third Amended and Restated Long Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions, From Time to Time Hereto, as Lenders, and the First National Bank of Chicago as Agent(8)

         10.37 Member Control Agreement of Redball, LLC between Ag-Chem Equipment Co., Inc. and C.A.P., Inc.(8)

         10.38 Contribution Agreement by and among Redball, LLC, C.A.P., Inc. and Steven Claussen and Robert Claussen(8)

         10.39 Side Agreement between Ag-Chem Equipment Co., Inc. and Redball, LLC (8)

         10.41 Lease-Business Premises between Claussen Properties, Inc. and Redball, LLC(8)

         10.42 Contribution Agreement by and between Redball, LLC, and Ag-Chem Equipment Co., Inc.(8)

         11.1     Statement of Computation of Earnings per Share(8)

         21       Subsidiaries of the Company(8)

         23       Independent Auditors' Consent(8)

------------------------------

(1) Incorporated by reference to the Company's September 30, 1994 Form 10/A.
(2) Incorporated by reference to the Company's June 30, 1997 Form 10Q.
(3) Incorporated by reference to the Company's June 30, 1998 Form 10Q.
(4) Incorporated by reference to the Company's June 30, 1999 Form 10Q.
(5) Incorporated by reference to the Company's September 30, 1999 Form 10K.
(6) Incorporated by reference to the Company's March 31, 2000 Form 10Q.
(7) Incorporated by reference to the Company's November 20, 2000 Form 8K.
(8) Filed herewith.



REPORTS ON FORMS 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of the fiscal year ending as of September 30, 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            AG-CHEM EQUIPMENT CO., INC.

                                                       BY:  /s/ Alvin E. McQuinn
                                                            --------------------
            December 14, 2000                               Alvin E. McQuinn



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

        SIGNATURE                                               TITLE                                       DATE
        ---------                                               -----                                       ----
/s/ Alvin E.  McQuinn              Chairman of the Board, Chief Executive Officer                     December 14, 2000
--------------------------         (Principal Executive Officer) and Director
Alvin E.  McQuinn

/s/ Don Pottinger                  President and Director                                             December 14, 2000
--------------------------
Don Pottinger

/s/ John C.  Retherford            Senior Vice President, Chief Financial Officer                     December 14, 2000
--------------------------         (Principal Financial and Accounting Officer), and Director
John C.  Retherford

/s/ Robert L.  Hoffman             Secretary and Director                                             December 14, 2000
--------------------------
Robert L.  Hoffman

/s/ G.  Waddy Garrett              Director                                                           December 14, 2000
--------------------------
G.  Waddy Garrett

/s/ Mary M.  Jetland               Senior Vice President, SOILTEQ                                     December 14, 2000
--------------------------         and Director
Mary M.  Jetland

/s/ A.J.  (Al) Giese               Director                                                           December 14, 2000
--------------------------
A.J.  (Al) Giese

/s/ Dewalt J. Willard, Jr.         Director                                                           December 14, 2000
--------------------------
Dewalt J. Willard, Jr.

             INDEPENDENT AUDITORS' REPORT ON CONSOLIDATED FINANCIAL
                               STATEMENT SCHEDULE


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.



Under date of November 9, 2000, except as to note 16 which is as of November 20, 2000, we reported on the consolidated balance sheets of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2000, as contained in the annual report on Form 10-K for the fiscal year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                                                       KPMG LLP




Minneapolis, Minnesota
November 9, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


-----------------------------------------------

                                                                        ADDITIONS
                                                   BALANCE AT           CHARGED TO           DEDUCTIONS            BALANCE
                                                  BEGINNING OF          COSTS AND               FROM              AT END OF
DESCRIPTION                                          PERIOD              EXPENSES             RESERVES              PERIOD
-----------                                       ------------          ----------           ----------           ---------

ALLOWANCES FOR POSSIBLE LOSSES
   ON ACCOUNTS RECEIVABLE:
        Year-end September 30, 2000                   $874                  $486              ($491)(a)              $869
        Year-end September 30, 1999                   $730                  $404              ($260)(a)              $874
        Year-end September 30, 1998                   $576                  $300              ($146)(a)              $730

ALLOWANCES FOR POSSIBLE LOSSES
   ON ACCRUED WARRANTY:
        Year-end September 30, 2000                 $1,165                $8,497            ($3,460)(b)            $6,202
        Year-end September 30, 1999                 $1,537                $3,327            ($3,699)(b)            $1,165
        Year-end September 30, 1998                 $1,385                $4,530            ($4,378)(b)            $1,537

--------------------------------------

(a)      Bad debt write-offs

(b)      Actual warranty claims