Form 10-Q
period 2000-12-31
AG-CHEM EQUIPMENT CO INC
filed 2001-02-20
CIK 935503

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                               _X_ Yes    ___ No

         As of January 31, 2001, there were outstanding 9,579,868 shares of the issuers' Common Stock, $.01 par value per share.

                                TABLE OF CONTENTS



                                                                            Page
                                                                            ----

                                     PART I


ITEM 1.      FINANCIAL STATEMENTS.........................................    2

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS..............................................   11

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK.......................................................   15


                                     PART II

ITEM 1.      LEGAL PROCEEDINGS............................................   16

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.............................   16

SIGNATURES   ................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands except Share Amounts)
           (UNAUDITED)
--------------------------------------------------------------------------------

                                                     December 31,  September 30,
                           ASSETS                        2000          2000
                           ------                       --------     --------

CURRENT ASSETS:
     Cash and cash equivalents                          $    135     $     --
     Accounts receivable, less allowance for
       doubtful accounts of $922 and $869, respectively   13,245       14,752
     Notes receivable, current portion, and
       accrued interest receivable                         2,803        2,741
     Inventories (note 3)                                104,739       89,319
     Deferred income tax benefits, net                     5,800        5,800
     Prepaid expenses and other current assets             2,408          353
                                                        --------     --------
        Total current assets                             129,130      112,965
                                                        --------     --------

PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED
  DEPRECIATION OF $46,071 AND $45,204, RESPECTIVELY       37,720       38,570

OTHER ASSETS:
     Notes receivable, less current maturities             1,306        1,419
     Intangible and other assets, net of accumulated
        amortization of $2,502 and $4,333, respectively    1,995        2,745
                                                        --------     --------
        Total other assets                                 3,301        4,164
                                                        --------     --------
Total assets                                            $170,151     $155,699
                                                        ========     ========





--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands except Share Amounts)
           (UNAUDITED)
--------------------------------------------------------------------------------

                                                     December 31,  September 30,
     LIABILITIES AND STOCKHOLDERS' EQUITY                2000          2000
     ------------------------------------              ---------     ----------

CURRENT LIABILITIES:
     Current installments of long-term debt            $   5,819     $   6,178
     Notes payable to banks                               22,705        17,265
     Accounts payable                                     16,851        12,036
     Checks outstanding in excess of cash balances            --            39
     Customer prepayments                                 15,639         5,380
     Accrued expenses (note 4)                            16,948        17,695
     Deferred revenue                                        802           527
     Accrued income taxes                                     --         1,027
                                                       ---------     ---------
Total current liabilities                                 78,764        60,147
                                                       ---------     ---------
LONG-TERM DEBT, LESS CURRENT INSTALLMENTS                 23,921        23,854
                                                       ---------     ---------
Total liabilities                                        102,685        84,001
                                                       ---------     ---------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value
         authorized, 40,000,000 shares; issued and
         outstanding, 9,579,868 shares                        96            96
     Additional paid-in capital                            1,116         1,116
     Retained earnings                                    66,669        70,896
     Accumulated other comprehensive loss                   (415)         (410)
                                                       ---------     ---------
     Total stockholders' equity                           67,466        71,698
                                                       ---------     ---------
Total liabilities and stockholders' equity             $ 170,151     $ 155,699
                                                       =========     =========










--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Amounts in Thousands except Per Share Amounts)
           (UNAUDITED)
--------------------------------------------------------------------------------


                                                 Three Months Ended December 31,
                                                 -------------------------------
                                                     2000                  1999
                                                 --------              --------
 Net sales                                       $ 57,045              $ 58,708
 Cost of sales                                     44,906                44,622
                                                 --------              --------
      Gross profit                                 12,139                14,086

  Selling, general and administrative
      expenses                                     15,588                16,220
 Non-recurring merger-related costs                 3,433                    --
                                                 --------              --------
     Operating loss                                (6,882)               (2,134)
                                                 --------              --------

 Other income (expense):
      Income in (loss on) equity
           investment                                 258                   (25)
      Other income                                    809                   763
      Interest expense                               (823)               (1,778)
                                                 --------              --------
      Loss before income taxes                     (6,638)               (3,174)

 Income tax benefit                                (2,411)               (1,150)
                                                 --------              --------

 Net loss                                        $ (4,227)             $ (2,024)
                                                 ========              ========

  Loss per share                                 $  (0.44)             $  (0.21)
                                                 ========              ========

 Weighted average common shares
      outstanding                                   9,580                 9,592
                                                 ========              ========









--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)
--------------------------------------------------------------------------------

                                                               Three Months
                                                            ended December 31,
                                                          ----------------------
                                                            2000          1999
                                                          -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $(4,227)      $(2,024)

Adjustments to reconcile net loss to net cash
     (used in) provided by operating
     activities:
     Depreciation and amortization                          1,103           943
     Gain on sale of equipment                                (68)          (21)
     (Income in) loss on equity investment                   (258)           25
     Increase in deferred income tax benefits                  --        (1,295)
     Gain on currency fluctuations                           (158)           --
     Changes in operating assets and liabilities:
          Accounts receivable                               1,594         2,243
          Operating notes receivable                           51         4,404
          Inventories                                     (14,807)       (4,529)
          Prepaid expenses and other current assets            89           203
          Accounts payable                                  4,985         9,477
          Customer prepayments and deferred revenue        10,535        17,324
          Accrued expenses                                 (1,476)         (901)
          Income taxes                                     (2,994)           --
                                                          -------       -------
       Cash (used in) provided by operating activities     (5,631)       25,849
                                                          -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                      (490)         (873)
     Decrease in rental equipment                             797         4,000
     Proceeds from sale of equipment                           71            21
     Equity investment                                         --        (1,000)
     Distribution from equity investment                      801            --
     Decrease in other assets                                   2             5
                                                          -------       -------
       Cash provided by investing activities                1,181         2,153
                                                          -------       -------





(CONTINUED ON NEXT PAGE)

--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)
--------------------------------------------------------------------------------


                                                           Three Months
                                                         ended December 31,
                                                     ---------------------------
                                                       2000              1999
                                                     --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in checks outstanding in excess of
     cash balances                                   $    (39)         $   (138)
  Proceeds from notes payable - banks                  30,079            29,100
  Repayments of notes payable - banks                 (25,000)          (51,648)
  Proceeds from long-term borrowings                      374             9,500
  Repayments of long-term borrowings                     (828)          (10,540)
  Purchase of common stock                                 --               (38)
                                                     --------          --------
    Cash provided by (used in) financing activities     4,586           (23,764)
                                                     --------          --------

  Effect of exchange on cash and cash
     equivalents                                           (1)              (25)
                                                     --------          --------

  Net change in cash and cash equivalents                 135             4,213
  Cash and cash equivalents at beginning of
     period                                                --                --
                                                     --------          --------
  Cash and cash equivalents at end of period         $    135          $  4,213
                                                     ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
       Interest                                      $  1,255          $    797
       Income taxes                                  $    591          $  1,293








--------------------------------------------------------------------------------

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(Dollars in Thousands)
           (UNAUDITED)
--------------------------------------------------------------------------------

(1)    BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended September 30, 2000 included in the Company's annual report on Form 10-K. Results of the interim periods are not necessarily indicative of the results for an entire year.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

         Product and service revenues are recognized upon shipment of goods to customers or upon performance of services, respectively. Revenues from rental contracts are earned and recognized based on the customer's usage of the rental equipment or the passage of time pursuant to terms of the rental contracts. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. Customer prepayments are deferred until shipment of goods to customers occurs. Estimated reserves for future returns are established by the Company based on historical experience and current business factors and are charged against revenues in the same period as the corresponding sales are recorded. Estimated warranty costs are recorded in the same period as the corresponding sales based on historical and expected future warranty claim experience.

PHANTOM STOCK PLAN

         Some Ag-Chem employees are in possession of "phantom shares" of Ag-Chem stock pursuant to the Ag-Chem Equipment Co., Inc. 1998 Key Employee Phantom Stock Bonus Plan effective December 1, 1998. Phantom shares do not represent shares of Ag-Chem's common stock. Instead, phantom shares are a method of calculating potential bonus payments to employees. Under the plan, an aggregate of 85,750 phantom shares are outstanding. All phantom shares are required to be redeemed on November 30, 2001 if not sooner called by the Company. On the redemption date, Ag-Chem is required to make a cash payment to the employees equal to the difference between the grant price and the price of shares on the date of redemption. The grant price was $11 15/16, the closing price of Ag-Chem's shares on the date the plan was adopted. If the market price on the date of redemption is lower than the grant price, no cash payment is required to be made. If the price of Ag-Chem's common stock reaches $31 15/16, Ag-Chem has the right to call and redeem the phantom shares at that time. Under the plan, if a participant's employment is terminated, all rights under the plan are forfeited unless such termination is the result of death or permanent total disability, in which case the participant or his/her estate is entitled to receive a cash payment based upon the market price of Ag-Chem's common stock on the date of death or permanent total disability.

         Pursuant to the merger agreement (see Note 7), Ag-Chem has agreed that upon or prior to closing of the merger to terminate the Phantom Stock Bonus Plan and to make cash payments to its employees of approximately $13.86 per phantom share (the difference between $25.80 and the grant price of $11 15/16), aggregating $1,188. During the three-month period ended December 31, 2000, the Company recorded $1,066 of expense. This expense is related to anticipated merger and termination of this plan.

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

         RECLASSIFICATIONS

         Certain reclassifications have been made in the fiscal 2000 financial statements to conform to the fiscal 2001 presentation.

(3)    INVENTORIES

       Inventories consist of the following:

                                           December 31,      September 30,
                                               2000              2000
                                           ------------      -------------
       Finished goods                      $   35,734        $   32,599
       Resale parts                            30,647            26,228
       Work in process and raw materials       35,575            27,626
                                           ------------      ------------
         Total                                101,956            86,453
       Less LIFO reserve                      (12,475)          (12,210)
                                           ------------      ------------
         Total                                 89,481            74,243
       Used equipment                          15,258            15,076
                                           ------------      ------------
       Total inventories                   $  104,739        $   89,319
                                           ============      ============


         If the first in, first out (FIFO) method utilizing current costs had been used for inventories valued using the LIFO method, net loss before tax would have been lower by $265 and $219 for the three-month periods ended December 31, 2000 and 1999, respectively.

(4)      ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                          December 31,      September 30,
                                              2000               2000
                                          ------------      -------------

                      Compensation            $ 6,123            $ 5,523
       Warranty                                 5,613              6,202
       Taxes other than income                    620              1,116
       Insurance                                2,245              1,869
       Interest                                   386                818
       Other                                    1,961              2,167
                                          ------------      -------------
            Total                             $16,948            $17,695
                                          ============      =============


(5)      COMPREHENSIVE LOSS

         Comprehensive loss and its components, including all changes in equity during a period except those resulting from repurchase of the Company's stock, investments by owners or distributions to owners are as follows:

                                       Three Months ended
                                       ------------------
                                           December 31,
                                       ------------------
                                        2000       1999
                                      -------    -------
  Net loss                            $(4,227)   $(2,024)
  Other comprehensive loss:
      Foreign currency translation
           adjustment                      (5)       (25)
                                      -------    -------
  Total comprehensive loss            $(4,232)   $(2,049)
                                      =======    =======

(6)      NOTES PAYABLE TO BANKS

         The terms of the Company's amended credit line agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57,500 plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, an interest coverage ratio and a working capital coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. Due to the merger limitation, the line of credit will be due upon the closing of the proposed merger if the proper approvals are not obtained. (See additional discussion on the merger in Note 7).

         The Company was in violation of certain of these covenants as of December 31, 2000, however, the debt agreements have been amended and the Company obtained waivers of the events of default and is now in compliance.

         The Company believes it will be in compliance with its debt covenants up to the date of closing of the proposed merger.

(7)      BUSINESS COMBINATIONS

         On November 20, 2000, the Company announced it had agreed to be acquired by AGCO Corporation (AGCO). AGCO, headquartered in Duluth, Georgia, is a leading worldwide designer, manufacturer and distributor of agricultural equipment. Subject to customary regulatory and Ag-Chem shareholder approval, the transaction will merge the Company with a wholly owned subsidiary of AGCO. The Company's shareholders will receive $25.80 per share consisting of no more than $12.90 in AGCO stock and the remainder in cash. A special shareholder meeting to approve the acquisition is expected to occur on March 14, 2001.

         Pursuant to the merger agreement, Ag-Chem has agreed that upon or prior to closing of the merger to terminate the Phantom Stock Bonus Plan and to make cash payments to its employees of approximately $13.86 per phantom share (the difference between $25.80 and the grant price of $11 15/16), aggregating $1,188. During the three-month period ended December 31, 2000, the Company recorded $1,066 of expense. This expense is related to anticipated merger and termination of this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

     OVERVIEW

         Ag-Chem Equipment Co., Inc. manufactures and distributes off-road equipment primarily for use in fertilizing agricultural crops, the application of crop protection chemicals to crops, and to a lesser extent, industrial waste treatment applications and other industrial uses.

         Ag-Chem generates a majority of its consolidated revenues from its line of agricultural equipment, which consists of self-propelled, three and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. Ag-Chem manufactures equipment for use both prior to planting crops ("pre-emergence") and after crops emerge from the ground ("post-emergence"). Unlike most of its competitors which sell through distributors, Ag-Chem sells a majority of its products directly to the end-users of the equipment, which include fertilizer dealers, farm cooperatives, large growers, municipalities, waste disposal contractors and mining and construction companies. Farmers are not generally the Company's direct customers.

         Ag-Chem also maintains a network of 17 parts and service centers located throughout the major farming regions of the United States and Canada. These centers, combined with the Company's field service repair team and in-house support staff, offer customers a high level of service and responsiveness, thereby averting critical delays during periods of peak usage

          The Company has a Dutch subsidiary, which is engaged in the importation, manufacture and distribution of agricultural and industrial equipment throughout Europe. The Dutch subsidiary imports the parent company's application equipment, customizes the equipment by adding systems, and other modifications, and then resells the equipment to European customers. It also manufactures several models of equipment specifically suited for the European market.

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


RESULTS OF OPERATIONS - THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999

NET SALES

    THREE MONTHS ENDED     THREE MONTHS ENDED                  %
    DECEMBER 31, 2000      DECEMBER 31, 1999      CHANGE     CHANGE
    ------------------     ------------------     ------     ------
         $57,045                $58,708          $(1,663)    (2.8%)

         The decrease in net sales was primarily the result of decreases in pre-emergence and post-emergence equipment unit shipments. The decrease in unit shipments was a result of the continuing decline in the agricultural economy, as customers are keeping their equipment longer and foregoing new equipment purchases. The Company expects competition to continue to be a factor and is uncertain about competition's impact on future net sales and product mix. Additionally, the rapidly rising price of natural gas (a primary component of nitrogen fertilizers) is increasing fertilizer dealers' costs creating an undesirable purchase environment in the application equipment industry. Because most dealers rely on the margin generated from the sale of farm chemicals and fertilizer to provide funding for their new equipment purchases, the uncertainty surrounding supply and pricing of these products has created a purchase-adverse environment. Even many dealers, who thought they had secured supplies of fertilizer for the upcoming season at pre-season prices, are now finding that their suppliers are shutting down nitrogen-producing facilities and reselling the gas at a profit. As a result, such suppliers will not be able to fulfill their prior commitments to deliver fertilizer to dealers. The Company anticipates that once natural gas prices stabilize, the consolidation of the farm supply industry slows and the farm economy improves, customers will resume capital purchases at a level comparable to prior periods.


GROSS PROFIT

    THREE MONTHS ENDED     THREE MONTHS ENDED                  %
    DECEMBER 31, 2000      DECEMBER 31, 1999      CHANGE     CHANGE
    ------------------     ------------------     ------     ------
         $12,139                $14,086          $(1,947)    (13.8%)

         Consolidated gross profit as a percentage of net sales was 21.3% and 24.0% for the three-month periods ended December 31, 2000 and 1999, respectively. The decrease in gross profit as a percentage of net sales was primarily the result of increased warranty expense and a higher percentage of used equipment sales as a percent of total sales which have a significantly lower margin then the Company's other products. The increase in warranty expense was largely due to the axle replacement product improvement program announced on September 11, 2000. The Company had reserved $5,100 at the end of fiscal 2000 to replace the axles and related components on certain Rogator models. The reserve was increased by $819 during the first quarter of fiscal 2001 from original projections due to an increase in the estimated time to complete the repairs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (S,G&A)

    THREE MONTHS ENDED     THREE MONTHS ENDED                  %
    DECEMBER 31, 2000      DECEMBER 31, 1999      CHANGE     CHANGE
    ------------------     ------------------     ------     ------
         $15,588                $16,220           $(632)     (3.9%)

         Compensation, employee benefits and employee-related expenses decreased 3.4% or $399. The largest single factor contributing to this decrease was a decrease in commission expense, which is directly related to net sales. All other S,G&A expenses decreased by 5.0% or $233. S,G&A expenses as a percent of net sales were 27.3% and 27.6% in for the three month periods ended December 31, 2000 and 1999, respectively.

NON-RECURRING MERGER-RELATED COSTS

    THREE MONTHS ENDED     THREE MONTHS ENDED
    DECEMBER 31, 2000      DECEMBER 31, 1999
    ------------------     ------------------
         $3,433                   $---

         On November 20, 2000 Ag-Chem announced that it had agreed to be acquired by AGCO Corporation. The merger agreement specified that bonus payments could be made to certain employees and that payments pursuant to Ag-Chem's phantom stock plan could be made to eligible employees based on the agreed purchase price of $25.80 per share. In the first quarter of fiscal 2001, Ag-Chem incurred $3,433 of expenses that were merger related. Of such amount, $2,859 was expensed under the phantom stock program and for a portion of the bonus payments. The remaining closing costs incurred in the quarter were for legal, accounting and financial advisor services. Additional merger costs will be expensed in the second quarter.

         As a result of the above, there were operating losses of $6,882 and $2,134 in the three-month periods ended December 31, 2000 and 1999, respectively.

         Income in equity investments was $258 for the three-month period ended December 31, 2000 compared to a loss of $25 for the comparable period last year. These joint ventures were new in fiscal 2000 and are expected to again positively impact earnings in fiscal 2001.

         Other income increased 6.0% or $46 to $809 in the three-month period ended December 31, 2000 as compared to the comparable period of the prior year.

         Interest expense decreased 53.7% to $823 in the three-month period ended December 31, 2000 as compared to the to the comparable period of the prior year. This decrease is the result of reduced debt and lower interest rates.

         The effective tax rates in the three-month periods ended December 31, 2000 and 1999 were 36.3% and 36.2%, respectively.

         As a result of the above, the Company recorded net losses of $4,227 and $2,024 in the three-month periods ended December 31, 2000 and 1999, respectively. Loss per share was $.44 and $.21 for such periods, respectively.

LIQUIDITY AND FINANCIAL POSITION - THREE-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1999

         Net cash used in operating activities was $5,631 in the three-month period ended December 31, 2000, compared to net cash provided by operating activities of $25,849 in the three-month period ended December 31, 1999. The major reason for this change was an increase in cash used by changes in operating assets and liabilities to $2,023 compared to cash provided by such changes of $28,221 in the three-month periods ended December 31, 2000 and 1999, respectively. Increased inventories, together with increased accounts payable and customer prepayments balances, provided cash of $713 compared to $22,272 during the three-months ended December 31, 2000 and 1999, respectively. The Company traditionally experiences the highest inventory levels in the first quarter and highest sales levels in the second quarter of the fiscal year. The Company expects cash will continue to be provided by operating activities through net earnings, and this cash will be used to satisfy the current portion of long-term debt. Accounts receivable turnover has remained relatively stable in recent periods, and has not significantly affected liquidity.

         Cash provided by investing activities in the three-month period ended December 31, 2000 was $1,181 compared to $2,153 in the comparable period of the prior year. This decrease in cash provided was primarily the result of a $4,000 reduction in rental equipment in the three-months ended December 31, 1999 compared to a $797 reduction in the current year, offset by cash investments and return on investments related to the Company's equity investments.

         Cash provided by financing activities was $4,586 in the three-month period ended December 31, 2000, compared to $23,764 of cash used in financing activities of the comparable period of the prior year. Cash provided by financing activities was primarily due to net borrowings from notes payable and long-term debt of $4,625 during the three-month period ended December 31, 2000, compared to $23,588 of cash used in such activities during the three-month period ended December 31, 1999. During the three-month period ended December 31, 1999, the Company aggressively reduced its working capital and borrowing requirements to reduce interest costs. The increase in current-year net borrowings was primarily due to the amount of debt outstanding at September 30, 2000 versus September 30, 1999. Debt levels at September 30, 2000 were significantly lower than the previous year. Increases in net borrowing at December 30, 2000 from September 30, 2000 was due to increased working capital requirements to meet the seasonal demand.

         Working capital at December 31, 2000 was $50,366. As of December 31, 2000, the Company had $47,295 of unused credit line available. The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. If the Company did not receive customer prepayments, it believes its line of credit and cash generated from operations would provide sufficient liquidity to meet working capital requirements up to the date of closing of the proposed merger. Although less certain, prior experience indicates the Company will not have difficulty obtaining additional financing if cash generated from operations is insufficient to meet working capital requirements in excess of twelve months.

         The terms of the Company's amended credit line agreement include covenants that the Company must maintain. There are a number of standard affirmative covenants, as well as restrictive negative covenants as to additional borrowings and requirements for the Company to maintain certain financial ratios. These restrictive covenants include a minimum tangible net worth of $57,500 plus 50% of each fiscal year's net earnings, a ratio of total liabilities to tangible net worth, an interest coverage ratio and a working capital coverage ratio. There are additional limitations on mergers, acquisitions, disposal of assets, and capital expenditures. Due to the merger limitation, the line of credit will be due upon the closing of the proposed merger if the proper approvals are not obtained.

         The Company was in violation of certain of these covenants as of December 31, 2000, however, the debt agreements have been amended and the Company obtained waivers of the events of default and is now in compliance.

         The Company believes it will be in compliance with its debt covenants up to the date of closing of the proposed merger.

         FORWARD-LOOKING STATEMENTS

         Certain information included in this Report is "forward looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements can be identified by the use of words such as "will," "intends," "expects," "should," and similar language. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. This includes factors that affect all businesses, as well as matters specific to the Company and markets it serves. A more complete discussion of such factors is included in the Company's Form 10-K for the year-ended September 30, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. Changes in these factors could cause fluctuations in the Company's earnings and cash flows. The Company's risk to interest rate and foreign currency exchange rate fluctuations has not materially changed since September 30, 2000.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 on file with the Securities and Exchange Commission. During the quarter ended December 31, 2000, the Company was not a party to any newly initiated material legal proceedings.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         See the index to exhibits immediately preceding the exhibits filed with this report.

     (b) Reports on Form 8-K

         On November 20, 2000, the Company filed a report on Form 8-K which included an Agreement and Plan of Merger related to the proposed merger between the Company and AGCO Corporation. No other reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    AG-CHEM EQUIPMENT CO., INC.



Date:  February 20, 2001                            By:  /s/ Alvin E. McQuinn
                                                         -----------------------
                                                    Alvin E. McQuinn
                                                    Its: Chief Executive Officer




Date:  February 20, 2001                            By:  /s/ John C. Retherford
                                                         -----------------------
                                                    John C. Retherford
                                                    Its: Chief Financial Officer

                                INDEX TO EXHIBITS




    EXHIBIT NO.   TITLE
    -----------   -----

    10.43 Amendment No. 4 to Third Amended and Restated Long Term Revolving Credit Agreement and Short Term Revolving Credit Agreement among Ag-Chem Equipment Co., Inc., The Institutions, From Time to Time Hereto, as Lenders, and the Agent dated as of February 12, 2001
    10.44 Amendment to Note Agreement effective February 1, 2001, between Ag-Chem Equipment Co., Inc. and C.M. Mutual Life Insurance Company
    10.45 Amendment to Note Agreement dated February 14, 2001, between Ag-Chem Equipment Co., Inc. and Prudential Insurance Company of America