Form 10-K/A
period 2000-09-30
AG-CHEM EQUIPMENT CO INC
filed 2001-03-27
CIK 935503

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A1


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


         As of the close of business on November 17, 2000, there were outstanding 9,579,868 shares of the registrant's common stock, $.01 par value.

         This Form 10-K/A1 is filed to amend items 7, 8 and 14. The remaining items of the Form 10-K previously filed are not amended hereby.

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

         The Company generates a majority of its consolidated revenues from its line of agricultural equipment, which consists of self-propelled, three and four-wheeled vehicles and related equipment for use in the application of liquid and dry fertilizers and crop protection chemicals. The Company manufactures equipment for use both prior to planting crops ("pre-emergence") and after crops emerge from the ground ("post-emergence"). Unlike most of its competitors which sell through distributors, the Company sells a majority of its products directly to the end-users of the equipment, which include fertilizer dealers, farm cooperatives, large growers, municipalities, waste disposal contractors and mining and construction companies. Farmers are not generally the Company's direct customers.

         The Company also maintains a network of 17 parts and service centers located throughout the major farming regions of the United States and Canada. These centers, combined with the Company's field service repair team and in-house support staff, offer customers a high level of service and responsiveness, thereby averting critical delays during periods of peak usage.

          The Company has a Dutch subsidiary, which is engaged in the importation, manufacture and distribution of agricultural and industrial equipment throughout Europe. The Dutch subsidiary imports application equipment manufactured by the Company, customizes the equipment by adding systems, and other modifications, and then resells the equipment to European customers. It also manufactures several models of equipment better suited for European conditions.

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


         Working capital at September 30, 2000 was $52,818. As of September 30, 2000, the Company had $52,735 of unused credit line available. Substantially all of the Company's financing has been in the form of debt and to a lesser extent, lease financing. Farming and related farm supply industries have recently realized reduced earnings and liquidity. The Company has historically obtained additional debt financing to support current and long-term financing requirements. The Company believes that it has adequate operating cash flows and asset collateral to support current and long-term debt repayment requirements. In the event the Company is unable to meet its long-term debt requirements, the Company believes there are adequate financing alternatives available, although if recent adverse trends continue, the Company may not be able to obtain financing at terms as favorable as currently enjoyed by the Company.



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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Ag-Chem Equipment Co., Inc.



We have audited the accompanying consolidated balance sheets of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ag-Chem Equipment Co., Inc. and subsidiaries as of September 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.






                                                                KPMG LLP




Minneapolis, Minnesota
November 9, 2000, except as to note 16
 which is as of November 20, 2000 and
 note 13 which is as of March 2, 2001

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

============================================================================

   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF OPERATIONS
AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


-------------------------------------------------

                                                         -------------------------------------------
                                                        |           YEAR ENDED SEPTEMBER 30,        |
                                                         -------------------------------------------
                                                              2000            1999            1998
                                                         -----------     -----------     -----------
Net sales                                                $   298,841     $   292,679     $   322,122
Cost of sales                                                232,405         214,688         234,959
                                                         -----------     -----------     -----------
       Gross profit                                           66,436          77,991          87,163

Selling, general and administrative expenses                  66,534          70,259          74,003
                                                         -----------     -----------     -----------
       Operating income (loss)                                   (98)          7,732          13,160


Other income (expense)
       Income from joint ventures (note 13)                    1,143              --              --
       Other income (note 11)                                  2,150           2,994           3,384
       Interest expense                                       (5,417)         (5,713)         (6,246)
                                                         -----------     -----------     -----------
       Earnings (loss) before income taxes                    (2,222)          5,013          10,298


Income tax expense (benefit)  (note 10)                         (800)          1,625           3,450
                                                         -----------     -----------     -----------
Net earnings (loss)                                      ($    1,422)    $     3,388     $     6,848
                                                         -----------     -----------     -----------
Earnings (loss) per share, basic and diluted             ($     0.15)    $      0.35     $      0.71

Weighted average common shares outstanding, basic and
     diluted                                               9,583,200       9,616,313       9,660,152

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

PHANTOM STOCK PLAN

         Some Company employees are in possession of "phantom shares" of the Company common stock pursuant to the Ag-Chem Equipment Co., Inc. 1998 Key Employee Phantom Stock Bonus Plan effective December 1, 1998. Phantom shares do not represent shares of the Company's common stock. Instead, phantom shares are a method of calculating potential bonus payments to employees. Under the plan, an aggregate of 85,750 phantom shares are outstanding. All phantom shares are required to be redeemed on November 30, 2001 if not sooner called by the Company. On the redemption date, the Company is required to make a cash payment to the employees equal to the difference between the grant price and the price of shares on the date of redemption. The grant price was $11 15/16, the closing price of Ag-Chem's shares on the date the plan was adopted. If the market price on the date of redemption is lower than the grant price, no cash payment is required to be made. If the price of the Company's common stock reaches $31 15/16, the Company has the right to call and redeem the phantom shares at that time. Under the plan, if a participant's employment is terminated, all rights under the plan are forfeited unless such termination is the result of death or permanent total disability, in which case the participant or his/her estate is entitled to receive a cash payment based upon the market price of the Company's common stock on the date of death or permanent total disability.


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

         Shipping and handling revenues are classified in revenues and related costs are classified as a cost of goods sold.


RESEARCH AND DEVELOPMENT EXPENDITURES
         The Company's research and development expenditures are expensed as incurred and totaled $11,109, $9,391 and $10,846 for the years ended September 30, 2000, 1999, and 1998, respectively.


ADVERTISING COSTS

         Advertising costs are charged to expense as incurred and totaled approximately $1,033, $1,441 and $1,578 in fiscal 2000, 1999 and 1998, respectively.


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


         The Grubbenvorst mortgage payable is secured by the Company's manufacturing facilities located in Grubbenvorst, Holland. The Grubbenvorst mortgage payable is payable in quarterly installments of 63 Dutch Guilders (approximately US $25) commencing March 1, 2000 for 20 years.


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



9.       FINANCIAL INSTRUMENTS
         The Company's material financial instruments are recorded on the balance sheet. Quoted market prices generally are not available for all of the Company's financial instruments. Accordingly, fair values are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates involve uncertainties and matters of judgment, and therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


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
                 ==============    =============    =============

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


         The actual tax expense (benefit) for 2000, 1999 and 1998 differs from the "expected" tax expense for those years (computed by applying the United States federal corporate rate of 35 percent in earnings (loss) before income taxes) as follows:

                                                2000        1999        1998
                                              -------     -------     -------
Expected (benefit) tax, at statutory rates    ($  778)    $ 1,755     $ 3,604
State taxes, net of federal tax effect             43         160         374
Decrease in valuation allowance for
  deferred tax assets                            (100)       (443)        (50)
Tax benefit of foreign sales
  corporation                                     (46)       (105)       (135)
Goodwill, technology rights
  Amortization                                    140         140         140
Research credit                                   (50)       (200)       (500)
Other, net                                         (9)        318          17
                                              -------     -------     -------
Actual tax (benefit) expense                  ($  800)    $ 1,625     $ 3,450
                                              =======     =======     =======

         The tax effects of temporary differences that give rise to deferred tax assets and liabilities at September 30, 2000 and 1999 are as follows:

                                                        2000        1999
                                                      -------     -------
Inventory                                             $ 2,583     $ 2,863
Accrued warranty                                        2,207         253
Accrued vacation                                          530         512
Deferred revenue                                          203         508
Subsidiary's net operating tax loss carryforward          226         264
Foreign subsidiary net operating loss carryforward        177         245
Intangibles                                               243         401
Other                                                     534         138
                                                      -------     -------
  Gross deferred tax assets                             6,703       5,184

Fixed assets                                             (284)         --
Research and development expenditures                     (78)       (144)
Other                                                     (99)        (98)
                                                      -------     -------
Gross deferred tax liabilities                           (461)       (242)
                                                      -------     -------

Valuation allowance                                      (442)       (542)
                                                      -------     -------
  Net deferred tax asset                              $ 5,800     $ 4,400
                                                      =======     =======

A reconciliation of the valuation allowance for deferred taxes is as follows:

                                            2000      1999
                                            -----    ------
Valuation allowance at beginning of year    $ 542     $ 985

Decrease in valuation allowance              (100)     (443)
                                            -----     -----
Valuation allowance at end of year          $ 442     $ 542
                                            =====     =====



         Ag-Chem Manufacturing Co., Inc. has net operating loss carryforwards of approximately $700 which will begin to expire in 2003 if unutilized. Ag-Chem Europe, B.V. has net operating loss carryforwards of approximately $500 which currently have an indefinite carryforward period. The valuation allowance is necessary due to uncertainty over the future utilization of the net operating loss carryforwards.

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


11.      OTHER INCOME
         Other income consists of the following:


                                                   Years ended September 30,
                                                  --------------------------
                                                   2000      1999      1998
                                                  ------    ------    ------
Interest income and finance charges               $  583    $1,082    $1,394
Gain on sale of property, plant and equipment        203       210       151
Income from rental properties, net of expenses       855       755       778
Miscellaneous income                                 509       947     1,061
                                                  ------    ------    ------
Total                                             $2,150    $2,994    $3,384
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

13.      JOINT VENTURES


         The Company has an interest in two joint ventures, which it accounts for using the equity method.

         In September 1999, the Company transferred certain rights to the SF 550 for 100% ownership in Ag-Chem/New Holland, LLC ("ACNH"). New Holland North America, Inc. ("NHNA") purchased a 50% ownership interest from the Company for $500. The SF 550 is sold to ACNH at cost for resale through NHNA to NHNA's network of dealers. For their respective contributions, each party shares equally in the pre-tax profits generated by the sale of the SF 550 product. Either party has the option to acquire the other's stake in ACNH through a negotiated process or to compel the joint venture to be dissolved and liquidated on agreed-upon terms.

         In October 1999, the Company contributed $1,000 in cash to REDBALL, LLC ("REDBALL") for a 50% equity interest. As a result of its contributions, the Company shares equally in the pre-tax profits generated by sales of REDBALL products with C.A.P. Inc. At its option, the Company has the right, between October 1, 2004 and December 31, 2004, to acquire the remaining 50% interest in REDBALL for approximately $5,000.


COMBINED FINANCIAL INFORMATION -
JOINT VENTURES - 100% BASIS

         Summary combined financial information for the joint ventures on a 100 percent basis follows. Both joint ventures have a September year-end.


        Year ended September 30, 2000                   Amount
        -----------------------------                   ------
        Sales                                          $18,743
        Gross profit                                     5,843
        Earnings before taxes                            2,287
        Earnings after taxes                             2,287

        September 30, 2000                              Amount
        ------------------                              ------
        Current assets                                 $ 5,480
        Non-current assets                                 947
        Current liabilities                              2,832
        Non-current liabilities                             14


         Our proportionate share of the sales of the joint ventures was $9,372 for the year ended September 30, 2000.


14.      COMMITMENTS AND CONTINGENT LIABILITIES
         The Company is involved in several legal actions at September 30, 2000, the ultimate settlement of which is not expected to have a material effect on the consolidated financial condition or consolidated results of the Company.


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


15.      RELATED PARTY TRANSACTIONS
         In fiscal 2000, 1999, and 1998, legal services in the amount of $445, $445 and $344, respectively, were provided by a law firm in which a director and stockholder of the Company is a partner.

         Another member of the Company's Board of Directors has an interest in a customer of the Company. Net sales to the customer were immaterial in fiscal 2000, 1999, and 1998.

16.      SEGMENT INFORMATION
         For fiscal 2000, 1999, and 1998 the members of a farming co-op accounted for 14.6%, 12.6% and 13.8% of net sales, respectively. Export sales were 9.7%, 10.9% and 11.4% of net sales in fiscal 2000, 1999, and 1998, respectively.

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

         The following table presents information about the Company by geographic area.

                                United States     International    Total Company
                                -------------     -------------    -------------
Net revenues (1)
         Fiscal 2000                 $265,480           $33,361         $298,841
         Fiscal 1999                  251,444            41,235          292,679
         Fiscal 1998                  277,045            45,077          322,122

Long-lived assets (2)
         Fiscal 2000                   39,054             3,680           42,734
         Fiscal 1999                   49,246             1,974           51,220

         (1) Net revenues are classified into geographic areas based on destination.

         (2) Includes net property, plant and equipment, non-current notes receivable, intangible and other assets.

17.      SUBSEQUENT EVENTS
         On November 20, 2000, the Company announced it has agreed to be acquired by AGCO Corporation (AGCO). AGCO, headquartered in Duluth, GA, is a leading worldwide designer, manufacturer and distributor of agricultural equipment. Subject to customary regulatory and Ag-Chem shareholder approval, the transaction will merge the Company with a wholly owned subsidiary of AGCO. The Company's shareholders will receive $25.80 per share consisting of no more than $12.90 in AGCO stock and the remainder in cash.

         Pursuant to the merger agreement, Ag-Chem has agreed that upon or prior to closing of the merger to terminate the Phantom Stock Bonus Plan and to make cash payments to its employees of approximately $13.86 per phantom share (the difference between $25.80 and the grant price of $11 15/16), aggregating $1,188.

AG-CHEM EQUIPMENT CO., INC. AND SUBSIDIARIES
(DOLLARS IN THOUSANDS)


18.  SELECTED CONSOLIDATED FINANCIAL DATA - QUARTERLY (UNAUDITED)

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
                 ========      ========      ========       =======

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS

         The following financial statements of Ag-Chem Equipment Co., Inc., located on pages F-1 to F-23 hereof, are filed as part of this Report.

a)       Independent Auditors' Report

b)       Consolidated Balance Sheets as of September 30, 2000 and 1999

c) Consolidated Statement of Operations for the Fiscal Years Ended September 30, 2000, 1999 and 1998

d) Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the Fiscal Years Ended September 30, 2000, 1999 and 1998

e) Consolidated Statements of Cash flow for the Fiscal Years Ended September 30, 2000, 1999 and 1998

f)       Notes to Consolidated Financial Statements


REDBALL, LLC FINANCIAL STATEMENTS

         The following financial statements of REDBALL, LLC, located on pages 11 to 22 hereof, are filed as part of this Report.

a)       Independent Auditors' Report

b)       Balance Sheet as of September 30, 2000

c)       Statement of Earnings for the Fiscal Year Ended September 30, 2000

d) Statement of Changes in Members' Capital for the Fiscal Year Ended September 30, 2000

e)       Statement of Cash flow for the Fiscal Year Ended September 30, 2000

f)       Notes to Financial Statements



EXHIBITS

         Only exhibits filed with this Amendment to Form 10K are listed.


REPORTS ON FORM 8-K

         None.



SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            AG-CHEM EQUIPMENT CO., INC.

                                                       BY:  /s/ Alvin E. McQuinn
                                                            --------------------
                   February 28, 2001                        Alvin E. McQuinn

                                POWER OF ATTORNEY

         Each person whose signature appears below hereby constitutes and appoints Alvin E. McQuinn and/or John C. Retherford as thy true and lawful attorney-in-fact and agent with the full power of substitution for aforementioned persons in name, place, and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/A-1, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities & Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and duty requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their substitute or substitutes, can lawfully do or cause to be done by virtue hereof.

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

       SIGNATURE                                        TITLE                                   DATE
       ---------                                        -----                                   ----
/s/ Alvin E. McQuinn               Chairman of the Board, Chief Executive Officer         February 28, 2001
--------------------               (Principal Executive Officer) and Director
Alvin E. McQuinn

/s/ Don Pottinger                  President and Director                                 February 28, 2001
---------------------
Don Pottinger

/s/ John C. Retherford             Senior Vice President, Chief Financial Officer         February 28, 2001
----------------------             (Principal Financial and Accounting Officer),
John C. Retherford                 and Director

/s/ Robert L. Hoffman              Secretary and Director                                 February 28, 2001
---------------------
Robert L. Hoffman

/s/ G. Waddy Garrett               Director                                               February 28, 2001
--------------------
G. Waddy Garrett

/s/ Mary M. Jetland                Senior Vice President, SoilTeq                         February 28, 2001
-------------------                and Director
Mary M. Jetland

/s/ A.J. (Al) Giese                Director                                               February 28, 2001
-------------------
A.J. (Al) Giese

/s/ Dewalt J. Willard, Jr.         Director                                               February 28, 2001
--------------------------
Dewalt J. Willard, Jr.

                          INDEPENDENT AUDITORS' REPORT



The Members of
  REDBALL, LLC:


We have audited the accompanying balance sheet of REDBALL, LLC (the Company) as of September 30, 2000 , and the related statements of earnings, changes in members' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REDBALL, LLC as of September 30, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                            /s/ KPMG LLP


Minneapolis, Minnesota
March 2, 2001

                                  REDBALL, LLC

                                  Balance Sheet

                               September 30, 2000


                                     ASSETS
Cash                                                                    $      1,500
Accounts receivable net of allowance for bad debts of $62,500              1,723,529
Inventories                                                                3,500,354
Due from related parties                                                      17,366
Other assets                                                                  33,676
                                                                        ------------

            Total current assets                                           5,276,425
                                                                        ------------

Property, plant, and equipment:
    Leasehold improvements                                                   218,509
    Equipment                                                              1,499,848
    Vehicles                                                                 115,891
    Less accumulated depreciation                                           (887,181)
                                                                        ------------

            Total property, plant, and equipment                             947,067
                                                                        ------------

            Total assets                                                $  6,223,492
                                                                        ============

                        LIABILITIES AND MEMBERS' CAPITAL

Checks written in excess of deposits                                    $    262,138
Notes payable - bank                                                         404,857
Current portion of long-term debt                                             19,706
Customer deposits                                                            628,897
Accounts payable                                                             905,544
Accrued expenses                                                             290,664
Due to related parties                                                        94,496
                                                                        ------------

            Total current liabilities                                      2,606,302

Long-term debt, less current portion                                          14,492
                                                                        ------------

            Total liabilities                                              2,620,794
                                                                        ------------

Commitments (note 7)

Members' capital:
    Capital                                                                2,000,000
    Retained earnings                                                      1,602,698
                                                                        ------------

            Total members' capital                                         3,602,698
                                                                        ------------

            Total liabilities and members' capital                      $  6,223,492
                                                                        ============


See accompanying notes to financial statements.

                                  REDBALL, LLC

                              Statement of Earnings

                          Year ended September 30, 2000


Net sales                                                                   $ 14,045,492
Cost of sales                                                                  9,157,051
                                                                            ------------

             Gross profit                                                      4,888,441
                                                                            ------------

Operating expenses:
    Sales and marketing                                                        1,137,211
    Research and development                                                      17,318
    General and administrative                                                 1,743,591
    Depreciation and amortization                                                198,534
                                                                            ------------

             Total operating expenses                                          3,096,654
                                                                            ------------

             Earnings from operations                                          1,791,787
                                                                            ------------

Other income (expense):
    Interest expense                                                            (265,064)
    Miscellaneous income                                                          75,975
                                                                            ------------

             Other expense, net                                                 (189,089)
                                                                            ------------

             Net earnings                                                   $  1,602,698
                                                                            ============


See accompanying notes to financial statements.

                                  REDBALL, LLC

                    Statement of Changes in Members' Capital

                          Year ended September 30, 2000


                                    AG-CHEM     DUE FROM AG-CHEM
                                 EQUIPMENT CO.,   EQUIPMENT CO.,        C.A.P.,
                                      INC.             INC.               INC.            TOTAL
                                  ------------     ------------      ------------     ------------
Initial members' capital
    contribution                  $  1,000,000       (1,000,000)        1,000,000        1,000,000

Cash capital contribution                   --        1,000,000                --        1,000,000

Net earnings                           801,349               --           801,349        1,602,698
                                  ------------     ------------      ------------     ------------

Balance at September 30, 2000     $  1,801,349               --         1,801,349        3,602,698
                                  ============     ============      ============     ============


See accompanying notes to financial statements.

                                  REDBALL, LLC

                             Statement of Cash Flows

                          Year ended September 30, 2000


Operating activities:
    Net earnings                                                        $  1,602,698
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Loss on disposal of fixed assets                                       5,540
        Depreciation and amortization                                        198,534
        Changes in operating assets and liabilities:
           Accounts receivable                                              (182,849)
           Inventories                                                      (809,898)
           Due from related parties                                             (138)
           Other assets                                                       17,703
           Customer deposit                                                  236,205
           Accounts payable                                                  343,011
           Accrued expenses                                                  141,068
           Due to related parties                                           (183,171)
                                                                        ------------

               Net cash provided by operating activities                   1,368,703
                                                                        ------------

Investing activities:
    Purchase of property and equipment                                      (337,679)
    Proceeds on sale of equipment                                              7,618
                                                                        ------------

               Net cash used in investing activities                        (330,061)
                                                                        ------------

Financing activities:
    Checks written in excess of deposits                                     262,138
    Net repayments on notes payable - bank                                (2,508,422)
    Capital contribution                                                   1,000,000
    Principal payment on long-term debt                                      (17,954)
                                                                        ------------

               Net cash used in financing activities                      (1,264,238)
                                                                        ------------

               Decrease in cash                                             (225,596)

Cash at beginning of year                                                    227,096
                                                                        ------------

Cash at end of year                                                     $      1,500
                                                                        ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                              $    277,978
                                                                        ============


See accompanying notes to financial statements.

                                  REDBALL, LLC

                          Notes to Financial Statements

                               September 30, 2000



(1)   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      (a)   NATURE OF BUSINESS

            Effective October 1, 1999, C.A.P., Inc., (C.A.P.) and Ag-Chem Equipment Company, Inc., (Ag-Chem) formed REDBALL, LLC (the Company) as a joint venture to engineer, assemble, and sell products used in pumping, applying, monitoring, and metering liquids used in agricultural production throughout the United States. The Company extends credit to agricultural customers which is subject to significant volatility.

      (b)   FORMATION AND CAPITAL CONTRIBUTION

            Pursuant to the Joint Contribution Agreement between C.A.P. and Ag-Chem, each owns 50% of the Company. Ag-Chem's initial capital contribution was $1,000,000 in exchange for 100,000 membership units of the Company. C.A.P.'s initial capital contribution included the transfer of essentially all of its operating assets and liabilities, including cash of $227,096, in exchange for 100,000 membership units.

            The assets contributed by C.A.P. consisted of inventory, accounts receivable, and equipment. The liabilities assumed by the Company included accounts payable, customer deposits, accrued liabilities, and long-term debt. The assets contributed and the liabilities assumed by the Company were recorded at C.A.P.'s historical cost basis. For financial reporting purposes, the members share in the profits and losses, according to their respective ownership interests in the Company.

            The operating assets received and liabilities assumed by the Company from C.A.P. is summarized below:

                      Current assets                          $  4,188,880
                      Property, plant, and equipment, net          821,081
                      Liabilities assumed                       (4,009,961)
                                                              ------------

                                                              $  1,000,000
                                                              ============

            Overall management of the Company is vested in a four-person executive committee. C.A.P. and Ag-Chem each select two members for the executive committee.

      (c)   INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead which are related to the purchase and production of inventories. Manufacturing overhead excludes depreciation and rent costs incurred by the Company.


                                       16                            (Continued)

                                  REDBALL, LLC

                          Notes to Financial Statements

                               September 30, 2000



      (d)   PROPERTY AND EQUIPMENT

            Property and equipment are valued at cost. Depreciation is computed using the straight-line method based on estimated useful lives. The following is a summary of estimated useful lives:

                      Equipment and vehicles                     5-10 years
                      Building and leasehold improvements        5-32 years

      (e)   LONG-LIVED ASSETS

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

      (f)   FAIR VALUE OF FINANCIAL INVESTMENTS

            The carrying values of the Company's financial assets and liabilities approximate market value due to their short-term nature.

      (g)   ACCOUNTING ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

      (h)   REVENUE RECOGNITION

            Sales of equipment and replacement parts are recorded by the Company when shipped and title and all risks of ownership have been transferred. Substantially all of the Company's sales are to independent dealers with payment terms that vary by product but include fixed payment schedules on all sales. The terms of sale require that a purchase order accompany all shipments. Title passes to the dealer or distributor upon shipment and the risk of loss upon damage, theft, or destruction of the equipment is the responsibility of the dealer. The dealer may not return equipment while its contract is in force. The Company may provide certain sales incentives to dealers. Provision for sales incentives are made at the time of sale for existing incentive programs and are netted against sales. The Company offers consignment terms on a limited basis to new or prospective dealers. Consignment sales are recognized as revenue when equipment is sold to retail customers.


                                       17                            (Continued)

                                  REDBALL, LLC

                          Notes to Financial Statements

                               September 30, 2000



            The Company periodically receives prepayments from customers to secure either more favorable pricing or a desired delivery date. Revenue on customer prepayments is deferred until shipment of goods to customers occurs.

            Sales terms of highly seasonal product, which comprise a majority of the Company's sales, provide for interest-free payment and due dates based on specified dates, regardless of the shipment date, that are generally due 11 to 13 months after shipment. Payments due under the Company's terms of sale are not contingent upon the sale of the equipment by the dealer to a retail customer. Payment for equipment sales is immediately due upon a retail sale of the equipment by the dealer. Substantially all remaining sales to distributors are due and payable in 30 days from shipment.

            The Company classifies amounts billed to customers for shipping and handling as revenue. Costs associated with shipping and handling are included in cost of goods sold.

      (i)   WARRANTY COSTS

            The Company offers a one-year warranty. Product warranty costs are accrued at date of shipment.

      (j)   ADVERTISING COSTS

            Advertising costs are expensed as incurred. Advertising expenses were $94,918 during the year ended September 30, 2000.

      (k)   RESEARCH AND DEVELOPMENT EXPENSE

            Research and development expenses are expensed as incurred and aggregated $17,318 for the year ended September 30, 2000.

      (l)   NEW ACCOUNTING PRONOUNCEMENTS

            During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, changed the effective date to fiscal years beginning with the first quarter of fiscal 2001. The Company believes there will be no impact on the Company's financial statements with its adoption.


                                       18                            (Continued)

                                  REDBALL, LLC

                          Notes to Financial Statements

                               September 30, 2000



            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which provides the staff's views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Company will be required to adopt the new standard beginning with the fourth quarter of fiscal 2001. In October 2000, the SEC provided interpretive guidance for SAB 101. The Company believes there will be no impact on the Company's financial statements with the adoption of SAB 101.

      (m)   INCOME TAXES

            The Company is organized as a limited liability company, and the Company's earnings are reflected in each respective members' tax return. Therefore, the accompanying financial statements do not reflect a provision or accrual for income taxes as the Company's income tax liabilities or benefits accrue to the respective members.

(2)   INVENTORIES

      Inventories consisted of the following at September 30, 2000:

                      Raw materials                $  1,884,665
                      Work-in-process                 1,007,498
                      Finished goods                    608,191
                                                   ------------

                                                   $  3,500,354
                                                   ============

(3)   RELATED PARTY TRANSACTIONS

      Members of the Company are also shareholders in other companies that engage in business transactions with the Company. The sales terms are consistent with the terms used to sell product to independent dealers. A summary description of the significant types of related party transactions that the Company engages in includes the following.

      The Company sells its product to Ag-Chem and to one of its wholly owned subsidiaries. Ag-Chem will also sell the Company's product and earn a commission of 8.5 percent of the sales price of the product.

      The Company provides administrative, accounting, computer, and other support functions for a related company, Custom Roto-Mold, Inc. (CRM). These shared services also include shared general ledgers. Transactions are allocated between the Company and CRM based on specific identification of each transaction. In exchange for the performance of these services, the Company is paid a monthly fee of $6,240. The Company also purchases raw materials from CRM.

      The Company leases its corporate offices and manufacturing facilities from Claussen Properties, Inc., a related party.

      In addition to the inventory that C.A.P contributed to the Company at its inception, the Company purchased an additional $90,539 of inventory from C.A.P. From time to time the Company will borrow funds from C.A.P., which are typically reimbursed within 30 to 60 days.


                                       19                            (Continued)

                                  REDBALL, LLC

                          Notes to Financial Statements

                               September 30, 2000



      The Company pays for an automobile allowance for two members of the executive committee.

      The following is a summary of related party transactions for the year ended September 30, 2000:

        Sales of product to Ag-Chem and subsidiary, and CRM         $  435,404
        Management fees remitted from CRM                               81,256
        Purchase of product from CRM and Ag-Chem and subsidiary        736,005
        Sales commissions paid to Ag-Chem                              695,489
        Lease payments made to Claussen Properties, Inc.               216,000
        Payments to C.A.P. for inventory purchases and repayment
            of borrowings                                              171,783
        Payments to members' for automobile allowance                   15,802
                                                                    ==========

      Due to and due from related companies at September 30, 2000 was $94,496 and $17,366, respectively.

(4)   NOTE PAYABLE - BANK

      On February 25, 2000, the Company signed a revolving promissory note with its bank to finance its receivables and inventory. The note agreement allows for borrowings through February 1, 2001, up to a maximum of $6,000,000. The interest on the note is due in monthly payments and is based on the highest base rate on corporate loans at large U.S. money center commercial banks that the WALL STREET JOURNAL publishes as the prime rate. The interest rate was 9.50% at September 30, 2000. The note is secured by certain property of the Company, including inventory, accounts receivable, and equipment. The outstanding balance of the note was $404,857 at September 30, 2000. The note was subsequently renewed on February 2, 2001. This extension allows borrowings of up to $7,000,000 through February 1, 2002 and requires the Company to pay .5% on the unused portion of the note.


                                       20                            (Continued)

                                  REDBALL, LLC

                          Notes to Financial Statements

                               September 30, 2000



(5)   LONG-TERM DEBT

      Long-term debt consists of the following:

           Note payable due in monthly installments of $520
               including interest at 9%, maturing November 2002,
               secured by vehicle                                   $  12,159

           Note payable due to bank in monthly installments of
               $625 including interest at 9%, maturing September
               2002, secured by vehicle                                13,557

           Note payable due to bank in monthly installments of
               $691 including interest at 9.75%, maturing October
               2001, secured by equipment                               8,482
                                                                    ---------

                                                                       34,198

           Less current portion                                       (19,706)
                                                                    ---------

                                                                    $  14,492
                                                                    =========

      Long-term debt repayments are scheduled to be $19,706, $13,574, and $918 in 2001, 2002, and 2003, respectively.

(6)   EMPLOYEE BENEFIT PLANS

      The Company's employees are eligible to participate in a 401(k) savings plan. Employees may contribute up to $10,500 of their pre-tax salary to this plan, each calendar year. Under the provisions of the plan, the Company, at its discretion, may make contributions to the plan. Contributions by the Company amounted to $18,336 for the year ended September 30, 2000.

(7)   COMMITMENTS AND CONTINGENCIES

      The Company leases its office and manufacturing space under a five-year lease agreement from Claussen Properties (see note 3). This lease requires minimum monthly future rental payments averaging $18,000 through September 30, 2004. The lease also requires the Company to pay a portion of real estate taxes, common area maintenance, and utilities.

      Total rent expense, excluding prorated real estate taxes, common area maintenance, and utilities, under the above lease was $216,000 for the year ended September 30, 2000.

      The Company also leases certain equipment and copiers under various operating leases that expire between 2001 and 2003. The leases require monthly payments totaling $2,215. Total lease expense was $26,252 for the year ended September 30, 2000.


                                       21                            (Continued)

                                  REDBALL, LLC

                          Notes to Financial Statements

                               September 30, 2000



      Future minimum rental commitments under operating leases are as follows:

                     YEAR ENDING
                     SEPTEMBER 30                       AMOUNT
                     ------------                     ----------

                        2001                          $  283,520
                        2002                             225,873
                        2003                             216,329
                        2004                             216,000
                                                      ----------

                                                      $  941,722
                                                      ==========